Form 10KSB40
period 2000-12-31
BANNER CENTRAL FINANCE CO
filed 2001-03-30
CIK 1125633

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2001.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         BANNER CENTRAL FINANCE COMPANY

                               5480 FERGUSON DRIVE
                               COMMERCE, CA 90040
               (Address of principal executive offices) (Zip Code)

        DELAWARE                                               95-4821101
(State of Incorporation)                          (I.R.S. Employer Identification No.)

                                 (323) 720-8600
                          (Registrant's Telephone No.)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:         NONE
NAME OF EACH EXCHANGE ON WHICH REGISTERED:                    NONE
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:         COMMON STOCK, PAR VALUE $0.01 PER SHARE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [X]    No [ ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,174,000

State the aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

       At March 20, 2001, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $852,000 (computed based on the average bid and asked prices of a share of the Common Stock on March 20,
2001)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: 7,166, 000 at March 20, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

       DOCUMENT INCORPORATED         PART OF FORM 10-KSB INTO WHICH INCORPORATED
 DEFINITIVE PROXY STATEMENT FOR THE       DEFINITIVE PROXY STATEMENT FOR THE
2001 ANNUAL MEETING OF STOCKHOLDERS                    PART III
================================================================================

                                TABLE OF CONTENTS


                                                                                              PAGE
PART I ....................................................................................     1

       Item 1. Description of Business.....................................................     1

       Item 2. Properties..................................................................    14

       Item 3. Legal Proceedings...........................................................    14

       Item 4. Submission of Matters to a Vote of Security Holders.........................    14

PART II ...................................................................................    14

       Item 5. Market for Registrants' Common Equity and Related Stockholder Matters.......    14

       Item 6. Management's Discussion and Analysis and Results of Operations..............    15

       Item 7. Financial Statements........................................................    22

       Item 8. Changes in and Disagreements with Accountants and Financial Disclosure......    41

Part III ..................................................................................    41

       Item 9. Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act...........................    41

       Item 10.Executive Compensation......................................................    41

       Item 11.Security Ownership of Certain Beneficial Owners and Management..............    41

       Item 12.Certain Relationships and Related Transactions..............................    41

       Item 13.Exhibits and Reports on Form 8-K............................................    42

       Signatures..........................................................................    44

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


INTRODUCTION

              Certain matters discussed in this Annual Report on Form 10-KSB may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Banner Central Finance Company and its subsidiaries (the "Company" which may be referred to as "we," "our" and "us," or "Banner Central Finance") operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1.Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

COMPANY OVERVIEW

              On September 6, 2000, the Board of Directors of Central Financial Acceptance Corporation, or Central Financial, approved a Plan of Complete Dissolution, Liquidation and Distribution, or the Plan, which provided for the dissolution and liquidation of Central Financial, and the liquidating distribution to its stockholders of all the common stock of the two subsidiaries that were wholly-owned by Central Financial on September 6, 2000, one of which was our company, Banner Central Finance, and the other of which was Hispanic Express, Inc., or Hispanic Express. Banner Central Finance and Hispanic Express were formed on September 5, 2000 to accomplish the Plan.

              On September 29, 2000, West Coast Private Equity Partners, L.P., or West Coast, which owned a majority of the outstanding shares of Central Financial's common stock, voted to approve the Plan. On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated.

              The dissolution and liquidation of Central Financial and the distribution of the common stock of Banner Central Finance and Hispanic Express under the Plan was intended to separate Central Financial into two publicly held companies and to enhance stockholder value over the long term. The businesses of Banner Central Finance and Hispanic Express have distinct investment, operating and financial characteristics. The Board of Directors of Central Financial believed that implementing the Plan would enable the investment community to analyze more effectively the investment characteristics, performance and future prospects of each business, enhancing the likelihood that each would achieve appropriate market recognition of its value. The Board of Central Financial also believed that the Plan would allow Banner Central Finance and Hispanic Express to concentrate on their respective businesses and provide each company with greater flexibility in pursuing their independent business objectives.

              Pursuant to the Plan, each holder of Central Financial common stock received, for every share of common stock of Central Financial owned by such holder on February 28, 2001, one share of our common stock and one share of common stock of Hispanic Express. As further described below, the various businesses that are conducted by Banner Central Finance are conducted through certain subsidiary companies. These subsidiaries were, prior to the formation of Banner Central Finance, owned by Central Finance (see the "before" chart below). Following completion of the Plan on February 28, 2001, Banner Central Finance and Hispanic Express fully controlled their respective subsidiaries (see the "after" chart below) and began to carry on the businesses that were previously conducted when such subsidiaries were owned directly by Central Finance (see the "after" chart below).

              In connection with the Plan, Central Financial contributed all of its assets and business to Hispanic Express and Banner Central Finance.
Specifically:

              - Central Financial contributed to Banner Central Finance all of the issued and outstanding capital stock of Central Installment Credit Corporation, Central Financial Acceptance/Insurance Agency and Central Premium Finance Company, each of which are now wholly-owned subsidiaries of Banner Central Finance. In addition, Central Financial contributed to Central Installment Credit Corporation the assets and liabilities of the mortgage business owned by Central Consumer Finance Company. As a result of these contributions, Banner Central Finance through its subsidiaries is engaged in the purchased consumer receivables business, the mortgage business and the sale and financing of automobile insurance.

              - Central Financial contributed to Hispanic Express all of the issued and outstanding capital stock of Central Consumer Finance Company, Centravel, Inc. and BCE Properties I, Inc., each of which are wholly-owned subsidiaries of Hispanic Express. Central Consumer Finance Company has four wholly-owned subsidiaries, namely, Central Check Cashing, Inc., Central Financial Acceptance Corporation Accidental & Health Reinsurance, Limited, Central Finance Reinsurance, Ltd. and Central Consumer Company of Nevada. As a result of these contributions, Hispanic Express through its subsidiaries is engaged in the consumer financial products business and the travel services business.

              Set forth below are charts that illustrate the relationships among the companies discussed above, before and after the consummation of the Plan.

                                  [FLOW CHART]

                                     BEFORE*




                                  [FLOW CHART]


                                     AFTER*


* Each subsidiary is wholly-owned by its respective parent company.

              Our shares of common stock trade on the OTC Bulletin Board under the symbol "BCFN". Our principal executive offices are located at 5480 East Ferguson Drive, Commerce, California 90022, and our telephone number is
(323)720-8600.

COMPANY BUSINESS

PURCHASED CONSUMER RECEIVABLES

              We purchase consumer finance receivables pursuant to a Financing Agreement with Banner's Central Electric, Inc., or Banner's Central Electric, an affiliate of ours, which has granted us the exclusive right to purchase the receivables it originates when it sells its inventory at its retail stores. These purchased receivables are referred to as the Consumer Products Portfolio. Banner's Central Electric operates four retail stores in the greater Los Angeles area, and its inventory consists of consumer electronics, appliances and furniture. The receivables in the Consumer Products Portfolio are held until they mature and we earn interest income on them during the time they are outstanding. On February 28, 2001, Central Financial purchased and contributed to us the business and assets of the largest of Banner's Central Electric retail stores for which it paid $392,000 and assumed a related lease from Hispanic Express. Pursuant to the Financing Agreement that we have entered into with Banner's Central Electric, we have agreed to acquire and have available to transfer to Banner's Central Electric up to $6 million of inventory which they sell to their customers. See "Item 12. Certain Relationships and Related Party Transactions."

              Our customers are typically low-income Hispanics, between the ages of 21 and 45, earn less than $25,000 per year, have little or no savings, and have limited or short term employment histories. In addition, our customers typically have no or limited prior credit histories and are generally unable to secure credit from traditional lending sources.

              We base our credit decisions on our assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, we generally consider a customer's income level, type, and length of employment, stability of residence, personal references, and prior credit history with us. We also obtain a credit bureau report and rating, if available, and seek to confirm other credit-related information. We, however, are more susceptible to the risk that our customers will not satisfy their repayment obligations than are less specialized consumer finance companies or consumer finance companies that have more stringent underwriting criteria.

MORTGAGE BUSINESS

              In mid-1998, we started to provide second trust mortgages on residential properties ranging from $5,000 to $12,000 to Hispanic customers primarily in the Los Angeles area. Our primary source of income on these mortgages is origination fees and the interest income we earn during the time the mortgage is outstanding. In August 2000, we temporarily suspended making second mortgage loans pending evaluations of whether we can obtain long-term financing from financial institutions to support future growth and to evaluate future economic conditions which could negatively impact our business. In September 2000, we also began to originate mortgage loans for other financial institutions for which we earn an origination fee. Currently we continue the evaluation of our mortgage business and for the foreseeable future we anticipate that we will only originate mortgage loans for other financial institutions.

OTHER BUSINESS ACTIVITY

              We also provide financing to consumers for the purchase of products and services sold by independent retailers. Historically, we have had relationships with approximately 75 retailers in the greater Los Angeles area. However, in 1998 and 1999, we phased out substantially all of these independent relationships. From 1995 through March 31, 1999, we also financed the sale of used automobiles primarily sold by Banner's Central Electric. In May 1997, Banner's Central Electric discontinued the sale of used automobiles and currently we no longer provide financing for this business.

              We began to offer financing for the sale of automobile insurance in 1996 that we sell as a broker for major automobile insurers. We continue to sell automobile insurance to low-income Hispanics and operate through three offices in the greater Los Angeles area. In recent years, the large automobile insurance companies have started to offer direct financing, and accordingly, our premium financing activity has declined significantly and we ceased our premium finance operations in 2000.

BUSINESS STRATEGY

              Over the next eighteen months, we anticipate that interest income earned on the Consumer Products Portfolio and on second trust mortgages will constitute the majority of our revenue from financing activities and that our levels of interest income will most likely decrease as these portfolios decline over this period. Corresponding to the decline in our receivables, we anticipate that our level of liquidity will increase, providing funds to invest in future business activities; although we currently have not identified any business in which we intend to invest such funds.

              Historically, our major business activity has been to provide financing to low-income Hispanic customers who purchase consumer products from Banner's Central Electric. In 1997, Banner's Central Electric made a strategic decision to de-emphasize this business line. Accordingly, since 1997, Banner's Central Electric's retail sales have declined significantly with a corresponding decrease in the level of consumer receivables purchased by us from them. Although declining, we anticipate that interest income earned on the purchased receivables will continue to be a majority of our future income. In February 28, 2001, Central Financial purchased and contributed to us the business and assets of the largest of Banner's Central Electric retail stores which will permit us to have greater control over operating decisions, which impact our purchase receivables business and the levels of inventory we finance. See "Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Dependence of Consumer Finance Portfolio on Banner's Central Electric and Changing Business Focus."

              Since mid-1998, when we commenced our mortgage business, our portfolio of second trust mortgages has grown significantly and in August 2000, we suspended making any new second mortgage loans pending evaluation of whether we can obtain long-term financing from financial institutions to support future growth and to evaluate future economic conditions which could negatively impact this business. In September 2000, we began to originate first and second mortgage loans for other financial institutions for which we earn an origination fee. Currently we continue to evaluate our mortgage business and have not determined whether long-term financing is or is not available or otherwise decided not to build our mortgage business. Accordingly for the foreseeable future, we anticipate that we will let our portfolio liquidate over the life of the outstanding mortgages which generally have an average life of four years remaining.

              Our receivables portfolio relating to our financing of independent retailers has also experienced a significant decline as a result of our decisions in 1998 and 1999 to phase out of substantially all of these relationships. Our receivables relating to our financing of automobile insurance premiums has also declined in recent years and we ceased operations in 2000 as a result of the insurance companies for which we act as brokers beginning to offer financing directly to customers. We do not expect that our financing of independent retailers will be a significant portion of our ongoing operations in the future. At December 31, 2000 and 1999, the aggregate of these receivables portfolios was $454,000, and $2,718,000, respectively.

COMPANY OPERATIONS

              In order to provide cost savings and operating efficiencies, we entered into an operating agreement with Hispanic Express under which Hispanic Express provides us with certain services, including, credit applications, receivable servicing, payment applications, accounting, legal and management information systems. See "Item 12. Certain Relationships and Related Party Transactions."

CREDIT PROCEDURES

              Purchased Finance Receivables -- We have developed uniform guidelines and procedures for evaluating credit applications. We take credit applications at each of the Banner's Central Electric stores and then generally transmit them electronically through our computer system or facsimile machines to our credit processing facility, where all credit approval and verification is centralized. We also take credit applications at each of the independent retail locations for which we provide financing, and generally transmit them to our credit processing facility via facsimile. We believe that our underwriting policies and procedures allow us to respond quickly to credit requests. We typically respond to credit applicants within one hour. We believe that because of our prompt response, many customers prefer to deal with us instead of our competitors.

              Our credit managers and credit approvers make their decisions on a case by case basis and are influenced by, among other things, whether an applicant is a new or existing customer. New applicants complete standardized credit applications which contain information concerning income level, employment history, stability of residence, driver's license or state identification card, social security number, capacity to pay and personal references. We also verify the applicant's employment and residence and depending on the relevant factors may verify other pertinent information. We also obtain a credit bureau report and rating, if available, and seek to confirm other credit-related information.

              For an established customer, the credit process currently includes a review of the customer's credit and payment history with us, and depending on the size of the transaction an updated verification of employment and residence. In instances where the applicant has no or limited credit history, we may require a co-signer with appropriate credit status to sign the contract and may, in the installment credit business, also require a down payment. In the fourth quarter of 2000, our purchased consumer receivables business and delinquency trends were negatively impacted by a bus strike in the Los Angeles area, which lasted approximately five weeks, and by a deteriorating economic climate in the markets we operate. As a result, we tightened our credit guidelines in the fourth quarter of 2000, which normally is our period of greatest financing activity. See "Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Credit Risk Associated with Customer; Lack of Collateral."

              Mortgages -- We have developed uniform guidelines and procedures for evaluating mortgage applications. Our underwriting guidelines require a credit bureau report on each application, which is reviewed with the applicant's credit history in order to determine if the applicant's credit history meets our guidelines. A number of factors determine a loan applicant's creditworthiness, including, debt ratios, payment history, and the combined loan to value for all existing mortgages on a property. Our guidelines also require that we obtain independent appraisals on all mortgage properties prior to funding of a loan. See "Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Mortgage Portfolio Risks and Need for a Line of Credit."

PAYMENT AND COLLECTIONS

              Industry studies estimate that a significant percentage of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan, credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule that we provide to them. The vast majority of our customers make their payments in cash at our locations or at our payment facilities in Banner's Central Electric's stores.

              We consider payments past due if a borrower fails to make any payment in full on or before its due date, as specified in our receivables contract that the customer signs. We currently attempt to contact borrowers whose payments are not received by the due date within 10 days after such due date. We contact these borrowers by both letter and telephone. If no payment is remitted to us after the initial contact, we make additional contacts every seven days, and, after a loan becomes 31 days delinquent, we generally turn over the account to our credit collectors. Under our guidelines, we generally charge off and turn over an account to a collection agency when we determine that the account is uncollectible.

FINANCE CONTRACTS AND MORTGAGE LOANS

              Each of our finance contracts and mortgage loans is in Spanish and English and requires monthly financing payments. State and federal regulations govern many of the terms, conditions, and disclosures in the finance contracts. See "Regulation." When a qualifying customer with an open account finance contract balance increases the amount outstanding with an additional purchase or loan, the customer executes a new finance contract for the new aggregate balance and, with the proceeds, pays off the original contract.

INSURANCE

              We maintain various insurance policies of the type, and in the amounts, which are usual for our business. We maintain coverage for business interruptions, including interruptions resulting from computer failure. We believe that our insurance coverage is adequate.

MANAGEMENT INFORMATION SYSTEMS

              Under an operating agreement with Hispanic Express, we use Hispanic Express's management information systems. Hispanic Express has invested significant resources to develop a proprietary system that integrates all major aspects of our business. The computer system uses a high-range IBM AS-400 as our server, which provides on-line, real-time information processing services to terminals located in each of our locations and in Hispanic Express's centralized credit-processing facility. The system allows for complete processing of our:

              - consumer product finance contracts, including application processing and credit approval;

              - acquisition of credit bureau reports, accessing the payment history of all active accounts;

              -      preparation of contracts;

              -      payment posting; and

              -      all other collection-monitoring activities.

              In addition, the system provides customized reports to analyze each of our portfolios on a daily, weekly and monthly basis. We believe that the computer system is sufficient to maintain our business lines and portfolios without the need for a material additional investment in management information systems. Hispanic Express has adopted procedures designed to minimize the effect of systems failures and other types of potential problems, including routine backup and off-site storage of computer tapes, as well as redundancy and "mirroring" of certain computer processes.

ADVERTISING

              We actively advertise primarily in Hispanic television and radio, and through newspapers and direct mail targeting both our present and former customers, and potential customers who have used other sources of consumer credit. We believe that our advertising significantly increases our ability to compete effectively with other providers of credit.

EMPLOYEES

              At December 31, 2000, we employed a total of 34 full-time employees and 2 part time employees. None of our employees are represented by a union or are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

REGULATION

GENERAL

              Our finance operations are subject to extensive regulation, as summarized below. Violation of statutes and regulations applicable to us may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans. Changes in state and federal statutes and regulations may affect us. We, together with industry associations, actively lobby in the states in which we operate. Although we are not aware of any pending or proposed legislation that could have a material adverse effect on our business, we cannot assure that future regulatory changes will not adversely affect our lending practices, operations, profitability or prospects.

STATE REGULATION

              Consumer Product Portfolio. In California, the California Retail Installment Sales Act, or the "Unruh Act," regulates our consumer product financing business. The Unruh Act requires us to disclose to our customers, among other matters:

              -      the conditions under which we may impose a finance change;

              - the method of determining the balance which is subject to a finance charge;

              - the method used to determine the amount of the finance charge; and

              -      the minimum periodic payment required.

In addition, the Unruh Act provides consumer protection against unfair or deceptive business practices by:

              - regulating the contents of retail installment sales contracts;

              - setting forth the respective rights and obligations of buyers and sellers; and

              - regulating the maximum legal finance rate or charge and limiting other fees on installment credit sales.

              Mortgage Business. We originate mortgages under the California Finance Lender's License issued by the Department of Corporations. We are monitored and regulated by the Department of Corporations and are subject to annual audits. Under the jurisdiction of the Department of Corporations we are regulated on such items as minimum loan amounts, restrictions on mortgage companies to which we can deliver loans, and certain fees and charges. These fees and charges include appraisal fees, escrow and reconveyance fees. Interest rate and finance charges are not regulated by the Department of Corporations.

              Insurance Premium Finance. The State of California Department of Financial Institutions regulates our insurance premium finance business. In general, state law and regulations set forth requirements and procedures for:

              - the cancellation of policies and collection of unearned premiums;

              - regulating the form and content of premium finance agreements;

              - limiting the amount of finance, delinquency, cancellation and other fees we may charge; and

              - prescribing notice periods for the cancellation of policies for nonpayment.

FEDERAL REGULATION

              We are subject to extensive federal regulation as well, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule. These laws require us to provide full disclosure of the key terms of each loan to every prospective borrower, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. Among the key disclosure items under the Truth-in-Lending Act are the terms of repayment, the total finance charge and the annual rate of finance charge or "Annual Percentage Rate" on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Regulation B issued under the Equal Credit Opportunity Act requires creditors to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer-reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.

BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND STOCK PRICE

ABSENCE OF OPERATING HISTORY

              We were formed on September 5, 2000 and we do not have an operating history as a separate stand-alone company. Our success will depend, in large part, on the ability of our management to implement its business strategy.

ABSENCE OF DIVIDEND

              We do not currently intend to pay regular cash dividends on our common stock. Our dividend policy will be reviewed from time to time by our Board of Directors in light of our earnings and financial position and other business considerations that our Board of Directors considers relevant.

CREDIT RISK ASSOCIATED WITH PURCHASED ACCOUNTS RECEIVABLES; LACK OF COLLATERAL

              Our customers are typically between the ages of 21 and 45, earn less than $25,000 per year, have little or no savings, and have limited or short-term employment histories. In addition, our customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. We base our credit decisions primarily on our assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, we generally consider a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with us. We, however, are more susceptible to the risk that our customers will not satisfy their repayment obligations than are less specialized consumer finance companies or consumer finance companies that have more stringent underwriting criteria.

              Because we rely on the creditworthiness of our customers for repayment and do not rely on collateral securing the debt, we experience actual rates of losses higher than lenders who have collateral that they can repossess in the event of a borrower's default. At December 31, 2000 and 1999, net finance receivables of our consumer products portfolio, which accounts for substantially all of our net receivables, had accounts with payments 31 days or more past due as a percentage of end of period net receivables of 1.4% and 5.9%, respectively. For the year ended December 31, 2000 and 1999, the consumer products portfolio had net write-offs of $3.3 million and $2.5 million, respectively. In the fourth quarter of 2000, our purchased consumer receivables business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and a deteriorating economic climate, our delinquencies have increased and in the fourth quarter of 2000, we reevaluated our charge-off policy and we charged-off customers accounts which were past due at December 31, 2000 and which did not make any payments after the year end. We cannot assure that we will not experience increases in delinquencies and net write-offs, which would require additional increases in the provisions for credit losses. For information concerning our credit quality experience, see
Item 6. "Management's Discussion and Analysis and Results of Operations -- Consumer Products Portfolio Trend" and "Delinquency Experience and Allowance for Credit Losses."

GENERAL ECONOMIC RISK

              The risks associated with our business become more significant in an economic slowdown or recession. During periods of economic slowdown or recession we have experienced and may again experience a decreased demand for our financial products and services and an increase in rates of delinquencies and the frequency and severity of losses. Our actual rates of delinquencies and frequency and severity of losses have been in the past and may be in the future higher under adverse economic conditions than those generally experienced in the consumer finance industry. Any sustained period of economic slowdown or recession could materially adversely affect its financial condition and results of operations. See Item 6. "Management's Discussion and Analysis and Results of Operations -- Consumer Products Portfolio Trend" and "Delinquency Experience and Allowance for Credit Losses."

DEPENDENCE ON CALIFORNIA MARKET

              Substantially all of our businesses are located, and substantially all of our revenues are generated in California. To date, substantially all of our operations have been in Southern California. Therefore, our performance depends upon economic conditions in California, and in Southern California in particular, and may be adversely affected by social and economic factors or natural disasters in California. A decline in the California economy could have a material adverse effect on our results of operations and financial condition.

DEPENDENCE ON CONSUMER PRODUCTS PORTFOLIO OF BANNER'S CENTRAL ELECTRIC AND CHANGING BUSINESS FOCUS

              Historically, our major source of revenue has been derived from our Consumer Products Portfolio. The performance of the Consumer Products Portfolio and the ability to continue this business line, therefore, depends substantially upon the success of Banner's Central Electric's retail stores and its decision and ability to remain in business over which we have no control. Also, since 1997, Banner's Central Electric's sales have declined significantly with a corresponding decline in the level of receivables we purchase from them and, accordingly, we have begun to change our strategic business focus away from the purchase of these receivables toward our mortgage business. On February 28, 2001, Central Financial purchased and contributed to us the business and assets of the largest of Banner's Central Electric retail stores.

MORTGAGE PORTFOLIO RISKS AND NEED FOR A LINE OF CREDIT

              The credit risks associated with our second mortgage loans, including applicable loan to value ratios, and the credit and income histories of the mortgagors are generally higher than in conventional conforming mortgage loans and may lead to higher delinquency rates. Also, our businesses may be materially and adversely affected by declining real estate values as our security interest in the property securing such loans is subordinated to the interest of the first mortgage holder. If the value of the property securing the second mortgage loan is not sufficient to repay the borrower's obligation to the first mortgage holder upon foreclosure, or if there is no additional value in such property after satisfying the borrower's obligation to the first mortgage loan holder, the borrower's obligation to us will likely not be satisfied. If we are to grow our mortgage business we will require substantial capital to finance our future operations. Consequentially, our ability to expand our operations will be dependent upon obtaining financing and the terms thereof. Although we have suspended making mortgage loans, there cannot be any assurance that we will be successful in obtaining such a line and terms thereof.

SEASONAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

              We historically experience the highest demand for our purchased finance receivables between October and December, and experience the lowest demand for our purchased finance receivables between January and March. These significant seasonal fluctuations in our business directly impact our operating results and cash needs.

COMPETITION

              The installment credit business is highly competitive. Through our relationship with Banner's Central Electric and other retailers, we compete with those department stores, discount stores and other retail outlets which also provide credit to low-income consumers. The largest national and regional competitors have significantly greater resources than we do. Competition may arise from new sources having the expertise and resources to enter our markets either through expansion of operations or acquisitions. Our competitors in the mortgage business include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, savings associations and insurance companies. The largest national and regional competitors have more capital, more locations and greater economic resources than we do.

IMPACT OF GOVERNMENT REGULATION

              Our operations are regulated by federal, state and local government authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. These requirements and restrictions include, among other things:

              -      regulating credit granting activities;

              -      establishing maximum interest rates and charges;

              -      requiring disclosures to customers;

              -      governing secured transactions;

              - setting collection repossession and claims handling procedures; and

              - regulating insurance claims practices and procedures, and other trade practices.

              Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, we cannot assure that more restrictive laws, rules and regulations will not be adopted in the future which may make compliance more difficult or expensive, restrict our ability to purchase or finance installment sales, further limit or restrict the amount of interest and other charges imposed in installment sales originated by us or by third-party retailers, or otherwise materially adversely affect our business or prospects. See "Business -- Regulation."

DEPENDENCE UPON KEY PERSONNEL

              Our success depends substantially on certain members of our senior management, in particular Mr. Cypres, our Chairman of the Board, Chief Executive Officer, and Chief Financial Officer. The loss of the services of Mr. Cypres could materially adversely affect our business and financial condition. We do not maintain key man life insurance.

ITEM 2. PROPERTIES

              Our executive and administrative offices occupy approximately 5,000 square feet of a building which is owned by an affiliate company, BCE Properties II, Inc. located at 5480 East Ferguson Drive, Commerce, California 90022. We do not pay any rent for this space. We believe that our executive offices are adequate for current and future needs. On February 28, 2001, Central Financial contributed 80% of the outstanding common stock of BCE Properties II, Inc. to us. We lease certain facilities of our automobile insurance operations under month to month contracts.

ITEM 3. LEGAL PROCEEDINGS

              We are involved in certain legal proceedings arising in the normal course of our business. We do not believe the outcome of these matters will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

              Our common stock is listed on the OTC Bulletin Board and trades under the symbol "BCFN". There was no public market for our shares of common stock prior to the completion of the Plan on February 28, 2001. As of March 20, 2001, there were approximately, 138 beneficial holders and approximately six initial holders of record of our common stock.

DIVIDEND INFORMATION

              We have never paid and have no present intention of paying cash dividends on our common stock. We anticipate that we will retain all earnings for use in our business, and we do not anticipate paying cash dividends for the foreseeable future. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the information in our Consolidated Financial Statements and Notes thereto and other financial data included elsewhere in this Annual Report. Certain statements under this caption relate to matters that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates and government regulation. For additional information concerning these factors see Item 1. "Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

OVERVIEW

              Our aggregate portfolio of gross receivables from which we derived the majority of our revenues declined to $27.3 million at December 31, 2000 compared to $35.5 million at December 31, 1999, primarily reflecting continued decline in our Consumer Products Portfolio. In 1997, West Coast made a strategic decision to de-emphasize Banner's Central Electric's business and, since then, Banner's Central Electric retail sales have declined significantly with a corresponding decrease in the level of consumer receivables that we purchased from them. Our gross receivables of the Consumer Products Portfolio declined to $21.3 million at December 31, 2000 compared to $27.8 million at December 31, 1999. Our Consumer Products Portfolio historically increases during the period between October through December reflecting higher holiday retail credit sales at Banner's Central Electric stores, which we subsequently purchase. Our portfolio of receivables, which we generate from customers of independent retailers, has also experienced significant decline as a result of our decisions in 1998 and 1999 to phase out substantially all of these relationships. Our portfolio of automobile insurance premiums, which we finance, also declined in 2000 and 1999, as a result of the insurance companies for which we act as brokers beginning to offer financing directly to their customers.

              Our Mortgage Portfolio increased to $5.6 million at December 31, 2000 compared to $5.0 million and at December 31, 1999. In August 2000, we made a decision to temporarily suspend making any new mortgage loans pending an evaluation by management of whether we can obtain long-term financing from financial institutions to support future growth. In September 2000, we began to originate first and second mortgage loans for other financial institutions for which we earn an origination fee. We continue to evaluate our mortgage business and for the foreseeable future will only originate mortgage loans for other financial institutions.

RESULTS OF OPERATIONS


                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                 YEARS ENDED
                                                 DECEMBER 31,
                                           --------------------------
                                             2000             1999
                                           ----------      ----------
REVENUES:
   Interest income                         $    6,785      $    7,821
   Other income                                 2,389           2,804
   Transaction fees from affiliate                 --             799
                                           ----------      ----------
      Total Revenue                             9,174          11,424
                                           ----------      ----------

COSTS AND EXPENSES:
   Operating expenses                           5,837           6,713
   Provision for credit losses                  2,707           2,719
                                           ----------      ----------
      Total Costs and Expenses                  8,544           9,432
                                           ----------      ----------

   Income before taxes                            630           1,992

   Income tax expenses                            252             797
                                           ----------      ----------
      Net Income                           $      378      $    1,195
                                           ==========      ==========

PRO FORMA PER SHARE DATA (UNAUDITED):
Basic earnings per share                   $     0.05
Diluted earnings per share                 $     0.05

Weighted average number of
   common shares outstanding                7,166,000

CONSUMER PRODUCTS PORTFOLIO TREND

                           CONSUMER PRODUCTS PORTFOLIO
             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE CONTRACT BALANCE)


                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                    ---------------------
                                                     2000           1999
                                                    -------       -------
Gross receivable (at end of period)                 $21,254       $27,788
Deferred interest (at end of period)                  2,312         2,787
                                                    -------       -------
Net receivable (at end of period)                    18,942        25,001
Deferred insurance revenues (at end of period)           40            69
                                                    -------       -------
Net carrying value                                   18,902       $24,932
                                                    =======       =======
Average net receivable                              $23,649       $26,359
Number of contracts (at end of period)               40,154        56,010
Average net contract balance                        $   589       $   471

Total interest income                                 5,557         6,477
Late charge and extension fee income                  1,189         1,283

Provision for credit losses                           2,531         2,475
Provision for credit loss as a percentage
    of average net receivable                          10.7%          9.4%
Net write-offs                                        3,292         2,474
Net write-offs as a percentage of average
    net receivable                                     13.9%          9.4%

Average interest rate on average net
    receivable                                         25.1%         24.6%


MORTGAGE PORTFOLIO

              At December 31, 2000 and 1999, the gross receivables of the mortgage portfolio were $5.6 million, and $5.0 million, respectively. The number of mortgage loans outstanding at December 31, 2000 and 1999 were 688 and 505, respectively. The average interest rate on the portfolio for the years ended December 31, 2000 and 1999 was 17.3%, and 14.7%, respectively.

              At December 31, 2000 and 1999, there was $0.4 million and $0.2 million of receivables with balances over 31 days past due.

DELINQUENCY EXPERIENCE AND ALLOWANCE FOR CREDIT LOSSES

              Borrowers under our contracts are required to make monthly payments. The following table sets forth our delinquency experience for accounts with payments 31 days or more past due and allowance for credit losses for our finance receivables.

                                                                                  FINANCE RECEIVABLES(1)
                                                                                  (DOLLARS IN THOUSANDS)
                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                  2000              1999
                                                                                  ----             ------
Past due accounts  31 days or more (gross receivable):                            $263             $2,205

Accounts with  payments 31 days or more past due as a percentage of
    end of period gross receivables                                               1.2%               7.2%

Allowance for credit losses                                                       $508             $1,619

Allowance for credit losses as a percentage of net receivables                    2.1%               5.9%


       (1) Includes our consumer products, independent retailer and premium finance portfolios.


              Our finance receivables accounts which were 31 days or more past due decreased to $0.3 million at the end of December 31, 2000 compared to $2.2 million at the end of December 31, 1999. These declines primarily reflect the decline in the aggregate level of our finance receivables portfolios during these periods and accelerated write-offs during 2000. As a percentage of the end of period gross finance receivables, accounts with 31 days or more past due decreased to 1.2% at December 31, 2000 from 7.2% at December 31, 1999. We believe the rise in the provision for credit losses and write-offs during 2000 was a result of excessive credit burdens for some customers partly due to an aggressive over extension of credit in the marketplace in which we compete and partly due to a bus strike which commenced in September 2000 and lasted approximately five weeks. Although the allowance for credit losses at December 31, 2000 decreased to $0.5 million from $1.6 million at December 31, 1999, expressed as percentage of net receivables the allowance for credit losses decreased to 2.1% at December 31, 2000 compared to 5.9% at December 31, 1999.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

              Total revenue in the year ended December 31, 2000 decreased to $9.2 million from $11.4 million in the year ended December 31, 1999, a decrease of $2.2 million or 19.7%.

              Interest income for the year ended December 31, 2000 decreased to $6.8 million from $7.8 million in the year ended December 31, 1999, a decrease of $1.0 million or 13.2%. This decrease was primarily due to a decrease in our Consumer Products Portfolio as a result of a decreased level of receivables purchased from Banner's Central Electric, reflecting Banner's Central Electric's declining retail sales. For the year ended December 31, 2000, our net consumer products portfolio averaged $23.6 million compared to $26.4 million in the year ended December 31, 1999. Also contributing to the decline was a decrease in interest income earned on our independent retailers and premium finance portfolio, as a result of our decision to phase out of substantially all of our independent retailer relationships and insurance companies (for which we act as broker) because they are offering financing directly to customers.

              Other income for the year ended December 31, 2000 declined to $2.4 million from $2.8 million in the year ended December 31, 1999, a decrease of $0.4 million or 14.8%. Other income primarily includes late charges and other fees charged on the receivables portfolio and the sale of automobile insurance. Of the decrease approximately $0.2 million was due to a decline in late charges and other fees primarily reflecting the decreased level of the finance receivables portfolio and $0.2 million was primarily due to a decrease in the level of automobile insurance sold. The agreement under which we charged a transaction fee to Banner's Central Electric was terminated effective January 1, 2000.

              Operating expenses for the year ended December 31, 2000 decreased to $5.8 million from $6.7 million in the year ended December 31, 1999, a decrease of $0.9 million or 13.0%. Of this decrease, approximately $1.9 million was due to a reduction in salary and overhead expenses corresponding to the decrease in revenues in the year ended December 31, 2000, offset by a charge of approximately $1.0 million for the early termination of a lease. As a percentage of interest and other income, operating expenses (net of the lease termination charge) were 52.8% and 63.2% in the year ended December 31, 2000 and 1999, respectively.

              The provision for credit losses was to $2.7 million in each of the years ended December 31, 2000 and 1999. As a percentage of interest and other income the provision for credit losses increased in the year ended December 31, 2000 to 29.5% from 25.6% in the year ended December 31, 1999. The increase in percentage was due to a rise in delinquencies in 2000 as a result of excessive credit burden for some customers due to an aggressive over extension of credit in the market place in which we complete and to a bus strike which commenced in September 2000 and lasted approximately five weeks.

              As a result of the foregoing factors, net income in the year ended December 31, 2000 decreased to $0.4 million from $1.2 million in the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

              Revenues in the year ended December 31, 1999 decreased to $11.4 million from the $15.0 million in the year ended December 31, 1998, a decrease of $3.6 million.

              Interest income for the year ended December 31, 1999 decreased to $7.8 million compared to $10.0 million in the year ended December 31, 1998, a decrease of $2.2 million. Of this decrease, $0.8 million was due to a decrease in interest income earned on our consumer products portfolio as a result of the decreased level of receivables we purchased from Banner's Central Electric, reflecting Banner's Central Electric's declining retail sales. For the year ended December 31, 1999 our gross consumer products portfolio averaged $26.4 million compared to $30.7 million in the year ended December 31, 1998. The remaining decrease was primarily attributable to a $0.8 million and $0.6 million decrease in interest income earned on our independent retailer and premium finance portfolios, respectively, reflecting the declining trends in these portfolios. Also contributing to the decline was a decrease in interest income earned on our independent retailers and premium finance portfolios as a result of our decision to phase out of substantially all of our independent retailer relationships and insurance companies (for which we act as broker) because they are offering financing directly to customers.

              Other income for the year ended December 31, 1999 decreased to $2.8 million from $4.1 million in the year ended December 31, 1998. A decline of $1.3 million in the income primarily includes late charges and other fees charged on the receivables portfolio and the sale of automobile insurance. Of the decrease, approximately $0.2 million was due to a decline in late charges and other fees primarily reflecting the decreased level of the finance receivables portfolio and $1.1 million due to a decrease in the level of automobile insurance sold.

              Transaction fees from an affiliate decreased to $0.8 million in the year ended December 31, 1999 compared to $0.9 million in the year ended December 31, 1998. Banner's Central Electric paid transaction fees to us based upon the level of receivables we purchased from them. The decline in transaction fees of $0.1 million reflected the decline in the level of receivables purchased and a decline in the rate charged on each transaction

              Operating expenses for the year ended December 31, 1999 decreased to $6.7 million from $8.6 million in the year ended December 31, 1998, a decrease of $1.9 million. This decrease was due to reductions in direct expenses and corporate overhead reflecting the decreased level of business activity. As a percentage of revenue, excluding transaction fees, operating expenses were 63.2% in the year ended December 31, 1999 compared to 61.6% in the year ended December 31, 1998.

              The provision for credit losses in the year ended December 31, 1999 was $2.7 million compared to $2.9 million in the year ended December 31, 1998. This decrease was due to a decreasing balance in the receivables portfolio.

              As a result of the foregoing factors, net income in the year ended December 31, 1999 declined to $1.2 million compared to $2.1 million in the year ended December 31, 1998, a decrease of $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

              We primarily finance our operations through the cash flow generated from operations and the liquidation of our receivables portfolios and historically from capital contributions from Central Financial.

              Net cash flow provided from operations totaled $3.3 million in the year ended December 31, 2000 and net cash flow used in operations for the year ended December 31, 1999 totaled $0.9 million. In each of these periods the source of cash primarily consisted of net operating income after non-cash items. Non-cash items in each of the periods in 2000 and 1999 included depreciation and amortization, provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities in each of the periods included cash flows from increases (decreases) in notes receivable from affiliates, prepaid expenses and other current assets, inventory and accounts payable and accrued expenses.

              Net cash provided by investing activities totaled $3.8 million and $2.6 million for the years ended December 31, 2000 and 1999, respectively. Net cash provided by investing activities in each of the periods consisted of installment contracts and other contract receivables, offset by capital expenditures, and cash flows from installment contracts returned to Banner's Central Electric in 1999.

              Net cash used in financing activities totaled $7.1 million and $2.1 million for the years ended December 31, 2000 and 1999, respectively. Net cash used in financing activities in each of the periods consisted of repayment of notes payable totaling $1.8 million and $10.2 million for the years ended December 31, 2000 and 1999, respectively. In addition, net cash used in financing activities included capital distributions totaling $5.3 million to Central Financial for the year ended December 31, 2000 and capital contributions from Central Financial totaling $8.1 million for the year ended December 31, 1999.

              We presently do not have a bank line of credit. Pursuant to an operating agreement with Hispanic Express, Hispanic Express has agreed to guarantee up to $4 million of bank borrowings to acquire consumer receivables that we may purchase from Banner's Central Electric. Should we decide to expand our mortgage business, we will need to obtain a bank line of credit.

              We expect that our existing capital resources will adequately satisfy our working capital requirements for the next 12 months. We anticipate that the level of receivables we purchase from Banner's Central Electric will continue to decline in the future and will provide us with capital resources in excess of our working capital requirements. Our capital resources will be further enhanced should we liquidate our portfolio of second trust mortgages. To date we have not identified any other businesses in which to invest our excess capital resources.

              Our Board of Directors has authorized open-market purchases of up to 3 million shares of our common stock, subject to applicable law and depending on market considerations and other considerations that may affect open market repurchases of such shares pursuant to authorization from time to time. Any decision to purchase such shares will be based on the price of such shares and whether we have capital available for such purchase.

ITEM 7. FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
Report of Independent Public Accountants................................   23
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheet............................................   24
  Consolidated Statements of Income.....................................   25
  Consolidated Statements of Stockholders' Equity.......................   26
  Consolidated Statements of Cash Flows.................................   27
  Notes to Consolidated Financial Statements............................   28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Banner Central Finance Company:

We have audited the accompanying consolidated balance sheet of Banner Central Finance Company, a Delaware corporation, and subsidiaries, (the "Company") as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Banner Central Finance Company and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California
March 19, 2001

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                         DECEMBER 31,
                                                             2000
                                                         -----------
ASSETS
  Cash                                                   $    77,000
  Finance receivables, net                                23,709,000
  Prepaid expenses and other current assets                   10,000
  Notes receivable from affiliates                         2,493,000
  Inventory                                                3,559,000
  Deferred income taxes                                      330,000
  Property and equipment, net                                116,000
  Intangible and other assets, net                           661,000
                                                         -----------
     TOTAL ASSETS                                        $30,955,000
                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses                  $ 1,414,000
                                                         -----------
     TOTAL LIABILITIES                                     1,414,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Group equity                                            29,541,000
                                                         -----------
     Total stockholders' equity                           29,541,000
                                                         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $30,955,000
                                                         ===========


               The accompanying notes are an integral part of this
                           consolidated balance sheet.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                       2000                 1999
                                                                                    -----------          -----------
REVENUES
  Interest income                                                                   $ 6,785,000          $ 7,821,000
  Other income                                                                        2,389,000            3,603,000
                                                                                    -----------          -----------
  Total revenues                                                                      9,174,000           11,424,000
                                                                                    -----------          -----------
COSTS AND EXPENSES
  Operating expenses                                                                  5,837,000            6,713,000
  Provision for credit losses                                                         2,707,000            2,719,000
                                                                                    -----------          -----------
  Total costs and expenses                                                            8,544,000            9,432,000
                                                                                    -----------          -----------
  Income before provision for income taxes                                              630,000            1,992,000
  Provision for income taxes                                                            252,000              797,000
                                                                                    -----------          -----------
  Net income                                                                        $   378,000          $ 1,195,000
                                                                                    ===========          ===========
UNAUDITED PRO FORMA DATA: (NOTE 1)
Pro forma net income per common share (Unaudited):
  Basic                                                                             $      0.05
  Diluted                                                                           $      0.05
Pro forma shares used in calculating pro forma net income per common share
(Unaudited):
  Basic                                                                               7,166,000
  Diluted                                                                             7,166,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         GROUP EQUITY
                                                         ------------
Balance, December 31, 1998                               $ 25,091,000
Capital contribution from related party                     8,143,000
Net income for the year ended December 31, 1999             1,195,000
                                                         ------------
Balance, December 31, 1999                                 34,429,000
Capital distribution to related party                      (5,266,000)
Net income for the year ended December 31, 2000               378,000
                                                         ------------
Balance, December 31, 2000                               $ 29,541,000
                                                         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                    2000                   1999
                                                                ------------           ------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
   Net income                                                   $    378,000           $  1,195,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Loss on disposal of fixed assets                                 60,000                     --
     Depreciation and amortization                                    70,000                180,000
     Provision for credit losses                                   2,707,000              2,719,000
     Deferred income taxes                                           230,000                 (1,000)
   Changes in assets and liabilities:
     Notes receivable from affiliates                             (2,493,000)                    --
     Prepaid expenses and other current assets                       116,000                (99,000)
     Inventory                                                     1,334,000             (4,893,000)
     Accounts payable and accrued expenses                           860,000                 (2,000)
                                                                ------------           ------------
     Net cash provided by (used in) operating
          activities                                               3,262,000               (901,000)
                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Installment contracts and other contract
     receivables collected, net of recoveries                      3,815,000              2,368,000
   Installment contracts returned to Central                              --                262,000
   Capital expenditures, net                                          (6,000)               (48,000)
                                                                ------------           ------------
      Net cash provided by investing activities                    3,809,000              2,582,000
                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                                     (1,800,000)           (10,200,000)
   Capital (distribution to) contribution from
      related party                                               (5,266,000)             8,143,000
                                                                ------------           ------------
    Net cash used in financing activities                         (7,066,000)            (2,057,000)
                                                                ------------           ------------

NET INCREASE(DECREASE) IN CASH                                         5,000               (376,000)
CASH, BEGINNING OF PERIOD                                             72,000                448,000
                                                                ------------           ------------
CASH, END OF PERIOD                                             $     77,000           $     72,000
                                                                ============           ============

CASH PAID DURING THE PERIOD FOR:
   INTEREST                                                     $         --           $    144,000
   INCOME TAXES                                                 $      9,000           $    825,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

1.     BASIS OF PRESENTATION AND NATURE OF OPERATIONS

              Basis of Presentation -- Banner Central Finance Company ("Banner Central Finance" or the "Company") was formed in September 2000. On September 6, 2000 the Board of Directors of Central Financial Acceptance Corporation ("Central Financial") approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan") under which Central Financial's subsidiaries have been reorganized into two public companies, Banner Central Finance and Hispanic Express, Inc. ("Hispanic Express"). On September 29, 2000, the majority of the stockholders of Central Financial voted to approve the Plan. On February 28, 2001 the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Banner Central Finance and Hispanic Express. Pursuant to the Plan, Central Financial contributed to Banner Central Finance its businesses engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business and contributed to Hispanic Express its investment subsidiaries that are engaged in the small loan, travel finance and travel services businesses.

              In addition, pursuant to the Plan, Banner Central Finance and Hispanic Express have entered into certain agreements for the purpose of defining the ongoing relationship among them (See Note 6). The transaction and agreements entered into contain provisions for the allocations of certain costs and expenses. Management of Banner Central Finance believes that such agreements provide for reasonable allocation of costs and expenses between the parties.

              The formation of Banner Central Finance has been accounted for at historical cost in a manner similar to a pooling of interest. The accompanying consolidated financial statements reflect the combined operations of Banner Central Finance and its subsidiaries, as if they had been consolidated at the beginning of the periods presented. Banner Central Finance has been allocated $1,800,000 of notes payable for the year ended December 31, 1999.

              Unaudited pro forma net income per share is based on the number of common shares issued by the Company pursuant to the Plan that are assumed to be outstanding as of January 1, 2000.

              Nature of Operations -- The Company: (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner's Central Electric, Inc. ("Central," an affiliated company) and by independent retailers; (ii) provides automobile insurance products and insurance premium financing to its customers; and (iii) originates second trust mortgages. The Company's purchased finance receivables business is dependent upon the business activity of Central, which is focused in Southern California. Central has granted the Company the exclusive right to purchase the receivables it originates when it sells its inventory

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES at its retail stores. The Company generally experiences the highest demand for its financial products and services between October and December.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

              Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Banner Central Finance and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              Finance Receivables -- Finance receivables include installment contracts that are purchased from Central, (referred to herein as the "Consumer Product Portfolio"), mortgage loan receivables originated by the Company (referred to herein as the "Mortgage Portfolio"), installment contracts that are originated when customers buy used cars, installment contracts purchased from unaffiliated third party retailers that sell products or services and receivables that arise from automobile insurance premium contracts, (collectively, referred to herein as the "Other Portfolio"). The annual percentage rate varies depending on the length of the contract and the amount of administrative fees. The contracts provide for scheduled monthly payments and mature generally from 1 to 24 months in the Consumer Product Portfolio, 48-60 months in the Mortgage Portfolio and from 8 to 60 months in the Other Portfolio.

              Certain direct loan origination costs are capitalized and recognized into expense over the life of the related loan using a method that approximates the interest method.

              The allowance for credit losses is provided for loans based on previous experience or when the events giving rise to credit losses are estimated to have occurred. The Company's portfolios comprise generally smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate by management to cover losses in the existing portfolios. Collection of past due accounts is pursued by the Company, and when the characteristics of an individual account indicates that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are between 91 and 150 days past due. In the fourth quarter of 2000, the Company's Consumer Products Portfolio was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and deteriorating economic conditions in the markets the Company serves, delinquencies increased and in December 2000, the Company reevaluated its current charge-off policy. As a result of this reevaluation, the Company charged-off accounts that were past due at December 31, 2000 and that did not make any payments after year end.

              Allowance for credit losses is increased by charges to the provision for credit losses and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES and current economic conditions. The Company's non-mortgage customers are typically between the ages of 21 and 45 and earn less than $25,000 per year, have little or no savings and limited short-term employment histories. In addition, the Company's customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. The Company makes its credit decisions primarily on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, the Company generally considers a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with the Company. As a result, the Company is more susceptible to the risk that its customers will not satisfy their repayment obligations than are less specialized consumer lending companies or consumer finance companies that have more stringent underwriting criteria. Because the Company relies on the creditworthiness of its customers for repayment and does not rely on collateral securing the debt, the Company experiences actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default.

              Recoveries on charge-offs are recognized as an addition to the allowance for credit losses on the cash basis of accounting and at the time the payment is received. Expenses related to recoveries are included in operating expenses. Recoveries for the years ended December 31, 2000 and 1999, amounted to $644,000 and $514,000, respectively.

              Deferred insurance revenue arises from the deferral of the recognition of revenue from certain credit insurance contracts. Insurance premium revenue is recognized over the life of the related contract using a method that approximates the interest method.

              Inventories -- The Company purchases consumer product inventory which it holds under a consignment arrangement until sold by Central. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

              Property and Equipment -- Property and equipment are carried at cost. Long-lived property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets." If the carrying amount of the asset exceeds the estimated undiscounted future cash flows to be generated by the asset, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value.

              Depreciation and amortization are computed primarily using the straight-line method over the estimated lives of the assets, as follows:

Furniture, equipment and software................................... 5 to 10 years
Leasehold improvements.............................................. Life of lease

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              Intangible Assets -- Intangible assets primarily arose in connection with the Company's acquisition of the net assets of an automobile insurance business during 1996. The excess of the purchase price over the fair value of net assets acquired is being amortized using the straight-line method over 30 years. The recoverability of the excess of the purchase price over the fair value of net assets acquired is analyzed annually based on undiscounted future cash flows. If the carrying value of the intangible asset exceeds the estimated undiscounted future cash flows, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value. No impairment loss has been recorded to date. Accumulated amortization of intangibles as of December 31, 2000 was $119,000.

              Income Recognition -- Interest income on the Consumer Product Portfolio is deferred upon origination of a loan (recorded as an off-set to finance receivables -- See Note 3) and recognized over the lives of the contracts using a method that approximates the interest method. Interest income on the Other Portfolios and the Mortgage Portfolio are deferred and recognized using the interest method. Transaction fees on contracts purchased from a related party and origination fees earned on mortgages are deferred and recognized using the interest method. Commissions income and broker fee income from the sale of automobile insurance products is deferred and recognized over the terms of the contracts, typically 12 months.

Other income consists of:


                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                         2000                1999
                                                      ----------          ----------
Other Income:
  Late and extension charges                          $1,234,000          $1,408,000
  Insurance products and other                         1,155,000           1,396,000
  Transaction fees from affiliate                              -             799,000
                                                      ----------          ----------
                                                      $2,389,000          $3,603,000
                                                      ==========          ==========

              Income Taxes -- The Company, Central Financial and Hispanic Express have entered into a Tax Sharing Agreement (See Note 6). The Company follows SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2000, in managements opinion the deferred tax asset is realizable.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              Advertising -- The Company advertises primarily on Hispanic television and radio, and through newspapers and direct mail. All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000 and 1999 were $111,000 and $172,000, respectively.

              Concentration of Credit Risk -- The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. As of December 31, 2000, such investments were not in excess of insured limits. The Company's purchased receivables business activity is with low-income customers located primarily in the greater Los Angeles area. A significant portion of the customers' ability to repay their loans is dependent upon general economic factors within the geographical area in which the Company operates. The Company's loans are unsecured and, thereby, the Company's ability to get repaid is totally dependent upon the general financial strength of the borrower. To mitigate a portion of this risk, the Company generally limits the amount of a loan to a single customer to an amount not to exceed $1,300. The Company's mortgage business is also with customers located primarily in the greater Los Angeles area. A significant portion of the customers' ability to repay their mortgage loans is dependent upon general economic factors within the area in which the Company operates. Although these loans are secured, the Company is still dependent upon the general financial strength of the borrowers and the value of the borrowers' residential property.

              Fair Value of Financial Instruments -- The carrying value of the Company's finance receivables approximates their fair value due to their short term nature and the generally stable rates of interest currently being charged in comparison to the rates reflected in the existing portfolios. The Company's management believes that the fair value of the Company's financial instruments approximates their carrying values as of December 31, 2000.

              The fair value of mortgages is estimated by utilizing discounted future cash flow calculations using interest rates currently being offered for similar loans to borrowers with similar credit risks and for the remaining estimated maturities. Substantially all of the Company's mortgages were issued after January 1, 1999. Management believes the carrying value of the mortgage portfolio approximates its carrying value as of December 31, 2000.

              Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. The effective date of SFAS No. 133 was delayed by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," until fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment by FASB Statement No. 133" issued in June 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the changes in the fair value of a derivative depends on its classification as a hedging instrument or trading instrument.

              The Company adopted these statements on January 1, 2001. Adoption of these statements did not have a material effect on the Company's financial position or results of operations. The Company does not currently own any derivative instruments.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

3.     FINANCE RECEIVABLES

                                                DECEMBER 31,
                                                   2000
                                                -----------
Finance Receivables consist of:

Consumer Product Portfolio                      $21,254,000
Mortgage Portfolio                                5,585,000
Other Portfolios                                    508,000
                                                -----------
                                                 27,347,000

Less:  deferred interest and insurance            2,407,000
Less:  deferred loan origination fees               548,000
Less:  allowance for credit losses                  683,000
                                                -----------
                                                $23,709,000
                                                ===========


Customers are required to make monthly payments on installment contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:


                                               DECEMBER 31,
                                                   2000
                                               ------------
Consumer Product Portfolio:
  Past due 31 days or more                     $    257,000
                                               ============

Mortgage Portfolio:
  Past due 31 days or more                     $    394,000
                                               ============

Other Portfolios:
  Past due 31 days or more                     $      6,000
                                               ============

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

The allowance for credit losses includes the following:


                                                               YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             2000              1999
                                                          -----------           -----------
Allowance for credit losses, beginning of period          $ 1,668,000           $ 1,590,000
Provision for credit losses                                 2,707,000             2,719,000
Charge-offs, net                                           (3,692,000)           (2,641,000)
                                                          -----------           -----------
Allowance for credit losses, end of period                $   683,000           $ 1,668,000
                                                          ===========           ===========


4.     NOTES PAYABLE

              Central Financial had a line of credit agreement with several banks and Wells Fargo Bank National Association, as Agent, (the "Wells Fargo Line of Credit"), that provided for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. Borrowings under the facility bore interest at a weighted average rate of 7.7% in 1999. Notes payable allocated to the Company at December 31, 1999 was $1,800,000 (See Note 1). The note was repaid in January 2000.

5.     INCOME TAXES

              The Company, Central Financial and Hispanic Express have entered into a Tax Sharing Agreement (See Note 6). The income tax provision as presented in the accompanying consolidated financial statements are based upon the amount the Company would have paid as if it filed separate income tax returns for the periods presented.

              The provision for income taxes consists of the following:

                                             DECEMBER 31,
                                    -----------------------------
                                      2000                 1999
                                    ---------           ---------
CURRENT:
Federal                             $  19,000           $ 699,000
State                                   3,000              99,000
                                    ---------           ---------
                                       22,000             798,000
DEFERRED:
Federal                               196,000              (1,000)
State                                  34,000                  --
                                    ---------           ---------
                                      230,000              (1,000)
                                    ---------           ---------
Provision for income taxes          $ 252,000           $ 797,000
                                    =========           =========

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

A reconciliation of the provision for income taxes to the statutory rates is as follows:

                                                           DECEMBER 31,
                                                       --------------------
                                                       2000           1999
                                                       -----          -----
Federal income taxes at statutory rate                 35.0%          35.0%
State franchise taxes, net of federal benefit           5.0%           5.0%
                                                       -----          -----
                                                       40.0%          40.0%
                                                       =====          =====

The tax effects of temporary differences giving rise to the deferred income tax assets and (liabilities) are as follows:

                                       DECEMBER 31,
                                           2000
                                       ------------
Deferred tax assets:
  Allowance for credit losses           $ 296,000
  Deferred loan origination fees          237,000
                                        ---------
  Total deferred tax assets               533,000
                                        ---------
Deferred tax liabilities:
  Intangible assets                      (143,000)
  Other                                   (60,000)
                                        ---------
  Total deferred tax liabilities         (203,000)
                                        ---------
  Net deferred tax asset                $ 330,000
                                        =========

6.     RELATED PARTY TRANSACTIONS

              In connection with the Plan, the Company, Central Financial, Hispanic Express and Central entered into certain agreements, including the "Financing Agreement," the "Tax Sharing Agreement" and the "Operating Agreement".

              The Financing Agreement grants the Company the exclusive right to provide financing to Central customers for a term of ten years from the date of the Plan and provides that any contracts purchased pursuant to this agreement will be at face value. As part of the Financing Agreement, the Company has agreed to provide Central with up to $6.0 million of inventory or inventory financing as long as the Financing Agreement remains in effect and Central has agreed to provide the Company, at no charge, an amount of floor space at Central's stores as the Company from time to time requests. In connection with the Financing Agreement, the Company purchased $15.6 million and $13.8 million of inventory during the years ended December 31, 2000 and 1999, respectively, of which $3.6 million is included in inventory at December 31, 2000. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Central. Prior to January 1, 2000, the Company purchased receivables from Central at face value less a transaction fee and could return to Central certain levels of purchased receivables. For the year ended December 31, 1999, the transaction fees amounted to $0.8 million and the receivables returned to Central were $0.3 million.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              The Operating Agreement provides, among other things, that Hispanic Express or its affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including receivables servicing, collections, payments, applications, accounting, management information systems and employee benefits. The Operating Agreement also provides that Hispanic Express will guarantee up to $4,000,000 of bank or similar financing of the Company, pursuant to certain conditions. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to the Company, or to the extent that other costs are incurred by Hispanic Express or its affiliates that directly relate to the Company, the Company is obligated to pay Hispanic Express or its affiliates the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Hispanic Express upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Allocated expenses totaled $3,150,000, and $4,373,000 for the years ended December 31, 2000 and 1999, respectively.

              The Company, Central Financial and Hispanic Express entered into a Tax Sharing Agreement which provides, among other things, for the payment of federal, state and other income tax remittances or refunds for periods during which the Company was included in the same consolidated group for federal income tax purposes, the allocation of responsibility for the filing of such tax returns and various related matters. For periods in which the Company was included in Central Financial's consolidated federal income tax returns, the Company will be required to pay its allocable portion of the consolidated federal, state and other income tax liabilities of the group and will be entitled to receive refunds determined as if the Company had filed separate income tax returns. With respect to Central Financial's liability for payment of taxes for all periods during which the Company was so included in Central Financial's consolidated federal income tax returns, the Company will indemnify Central Financial for all federal, state and other income tax liabilities of the Company for such periods. The date of the consummation of the Plan will be the last day on which the Company will be required to be included in Central Financial's consolidated federal income tax returns.

              For the year ended December 31, 1999, the Company received a capital contribution from Central Financial of $8,143,000. For the year ended December 31, 2000, the Company made a capital distribution to Central Financial of $5,266,000. The capital transactions for the periods presented reflect contributions and distributions arising from the changing levels of the Company's receivables portfolios.

              At December 31, 2000, the Company had a note receivable from Hispanic Express in the amount of $1,213,000 which bears interest at 7.5% per annum and is payable on January 2, 2004. The Company also had a note receivable from BCE Properties II, Inc., an affiliated company, in the amount of $1,280,000 which bears interest at 7.5% per annum. On February 28, 2001, the note receivable was converted to a mortgage receivable which bears interest at 7.5% per annum and requires monthly payments of $15,000 commencing March 1, 2001 through maturity on February 1, 2011.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

7.     STOCK OPTION PLAN

              On February 28, 2001, in connection with the Plan, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). Subject to the terms of the 2000 Plan, a total of 1,100,000 shares of authorized Common Stock have been reserved for issuance pursuant to terms and conditions as determined by the Board of Directors. During the duration of the 2000 Plan, no individual may be granted options of more than 550,000 shares. All options previously granted by Central Finance under its Stock Option Plan were terminated and certain optionees under such Stock Option Plan were granted options to purchase shares of common stock of Banner Central Finance under the 2000 Plan. Options to purchase 491,000 shares of Common Stock of Banner Central Finance were granted to eligible participants under the 2000 Plan. On February 28, 2001, executive officers and employees receiving options were vested in such options in an amount that they would have been vested under the Central Financial Stock Option Plan at the time of completion of the Plan, except for those officers and employees which had been with Central Financial or its predecessor for a period in excess of five years, were 60% vested in total options granted to them. Upon the effectiveness of these grants, 609,000 shares of Common Stock remain available for future grants of options under the 2000 Plan. The options have a maximum duration of five years and are subject to certain vesting and cancellation provisions, and may not be granted at less than the market value of the Company's Common Stock on the date of grant of the option.

              None of the options granted have been included in the computation of diluted earnings per share reflected in the Consolidated Statements of Income. Upon issuance of the options in future periods, the earnings per share may be diluted to the extent that the average market value of the Company's stock exceeds the option exercise price.

8.     SEGMENT INFORMATION

              The Company's reportable segments are (i) consumer receivables,
(ii) mortgage loans, (iii) other and (iv) corporate overhead. Other includes primarily the automobile insurance and insurance premium financing operations. Information about these segments for years ended December 31, 2000 and 1999 is as follows:

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                                           CONSUMER                                            CORPORATE
                                          RECEIVABLES        MORTGAGE          OTHER            OVERHEAD           TOTAL
                                          -----------        ---------      -----------       -----------       -----------
For the Year Ended December 31, 2000
Interest income                           $ 5,557,000      $   938,000      $   290,000       $        --       $ 6,785,000
Other income                                1,197,000          346,000          846,000                --         2,389,000
                                          -----------        ---------      -----------       -----------       -----------
   Total revenue                          $ 6,754,000      $ 1,284,000      $ 1,136,000       $        --       $ 9,174,000
                                          ===========        =========      ===========       ===========       ===========

Pre-tax segment earnings (loss)           $   429,000      $  362,0000      $   142,000       $  (303,000)      $   630,000
Segment assets                            $24,886,000      $ 4,913,000      $ 1,156,000       $        --       $30,955,000

For the Year Ended December 31, 1999
Interest income                           $ 7,131,000      $   355,000      $   335,000       $        --       $ 7,821,000
Other income                                2,119,000           98,000        1,386,000                --         3,603,000
                                          -----------        ---------      -----------       -----------       -----------
   Total revenue                          $ 9,250,000      $   453,000      $ 1,721,000       $        --       $11,424,000
                                          ===========        =========      ===========       ===========       ===========

Pre-tax segment earnings (loss)           $ 2,106,000      $   163,000      $  (135,000)      $  (279,000)      $ 1,992,000
Segment assets                            $30,659,000      $ 4,470,000      $ 1,654,000       $        --       $36,783,000


9.    COMMITMENTS AND CONTINGENCIES

              The Company leases office space for its automobile insurance business under operating leases on a month-to-month basis. Aggregate rental expense for the years ended December 31, 2000 and 1999 were $70,000 and $72,000, respectively.

              In August 2000, the Company entered into an agreement which provides for the early termination of a lease with a third party where it was conducting a significant portion of its business. In connection therewith, the Company has recorded a charge of $997,000, which is included in operating expenses. The Company presently conducts these operations in a newly constructed facility and is provided additional space by Central in connection with the Financing Agreement.

              The Company entered into an Guaranty Agreement with Hispanic Express pursuant to which it agreed to assume all liabilities and responsibilities under the Central Financial Supplemental Executive Retirement Plan, or SERP, solely and exclusively for Mr. Cypres, should Hispanic Express default on its obligations to pay the benefits due Mr. Cypres under the SERP.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              The Company is from time to time involved in routine litigation incidental to the conduct of its business. Management of the company believes that litigation currently pending will not have a material adverse effect on the Company's financial position or results of its operations.

10.    SUBSEQUENT EVENTS

              On February 28, 2001, Central Financial contributed 80% of the outstanding common stock of BCE Properties II, Inc. to the Company. For financial reporting purposes the contribution will be recorded on a historical cost basis and will result in an increase in stockholders' equity of approximately $1,800,000. On February 28, 2001, Central Financial purchased and contributed to the Company the business and assets of a retail store which it acquired from Central for $392,000.



                                    * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

              None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              We incorporate by reference in this Annual Report the information required by this Item 9 contained in the sections entitled "Discussion of Proposals Recommended by the Board -- Proposal 1: Elect Four Directors -- Nominees," "Information About Directors and Executive Officers," and "Information About Banner Central Finance Common Stock Ownership -- Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With
Section 16(a) Beneficial Ownership Reporting in 2000?" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

              We incorporate by reference in this Annual Report the information required by this Item 10 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About Banner Central Finance Common Stock Ownership -- Compensation Committee Interlocks and Insider Participation" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              We incorporate by reference in this Annual Report the information required by this Item 12 contained in the section entitled "Information About Banner Central Finance Common Stock Ownership" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              We incorporate herein by reference in this Annual Report the information required by this Item 12 contained in the section entitled "Information About Directors and Executive Officers -- Certain Relationships and Related Transactions" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         FORM 8-K. No reports on Form 8-K were filed by the registrant.

         LIST OF EXHIBITS. The following is a list of exhibits filed as a part of this report, including any management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report. Such management contracts or compensatory plans or arrangements are identified in the list below.


                                   DESCRIPTION

Exhibit No.
-----------

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.1 filed with the Registration Statement on Form 10-SB filed on October 11, 2000 ("Form 10-SB"))

3.2    Bylaws (incorporated by reference to Exhibit 2.2 filed with the Form
       10-SB)

4 Form of specimen common stock certificate (incorporated by reference to Exhibit 3 filed with the Form 10-SB)

10.1 Banner Central Finance Company 2000 Stock Option Plan (incorporated by reference to Exhibit 6.1 filed with the Form 10-SB)

10.2 Contribution Agreement dated September 6, 2000 among Central Financial Acceptance Corporation and Banner Central Finance Company (incorporated by reference to Exhibit 6.2 filed with the Form 10-SB)

10.3 Financing Agreement dated September 6, 2000 between Banner Central Finance Company and Banner's Central Electric, Inc. (incorporated by reference to Exhibit 6.3 filed with the Form 10-SB)

10.4 Operating Agreement dated September 6, 2000 between Hispanic Express, Inc. and Banner Central Finance Company (incorporated by reference to
       Exhibit 6.4 filed with the Form 10-SB)

10.5 Tax-Sharing Agreement dated September 6, 2000 among Hispanic Express, Inc. among Central Financial Acceptance Corporation, Hispanic Express, Inc. and Banner Central Finance Company (incorporated by reference to
       Exhibit 6.5 filed with the Form 10-SB)

10.6 Service Mark License dated September 6, 2000 among Banner's Central Electric, Inc. and Banner Central Finance Company (incorporated by reference to Exhibit 6.7 filed with the Form 10-SB)

10.7 Form of Indemnification Agreement between Banner Central Finance Company and certain directors and/or officers (incorporated by reference to Exhibit 6.8 filed with the Form 10-SB)

10.8 Supplemental Executive Retirement Plan Guaranty Agreement between Banner Central Finance Company and Hispanic Express, Inc. (incorporated by reference to Exhibit 6.9 filed with an amendment to the Form 10-SB as filed on January 5, 2001)

                                   SIGNATURES

              In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BANNER CENTRAL FINANCE COMPANY


Date:  March 30, 2001                   By:  /s/ Gary M. Cypres
                                           -------------------------------------
                                                 Gary M. Cypres
                                        Chairman, Chief Executive Officer and
                                        Chief Financial Officer

               SIGNATURE                                        TITLE                                     DATE
               ---------                                        -----                                     ----
/s/ Gary M. Cypres                                Chairman of the Board of Directors,                March 30, 2001
---------------------------------------            Chief Executive Officer and Chief
            Gary M. Cypres                                Financial Officer

/s/ Salvatore J. Caltagirone                                    Director                              March 30, 2001
---------------------------------------
       Salvatore J. Caltagirone

 /s/ William R. Sweet                                           Director                              March 30, 2001
---------------------------------------
           William R. Sweet