Form 10KSB/A
period 2000-12-31
BANNER CENTRAL FINANCE CO
filed 2001-04-30
CIK 1125633

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 27, 2001.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                       COMMISSION FILE NUMBER: 000-31747

                         BANNER CENTRAL FINANCE COMPANY.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                      95-4821101
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                     Identification Number)

                            5480 EAST FERGUSON DRIVE
                           COMMERCE, CALIFORNIA 90022
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 720-8600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                            PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 20, 2001, as reported on the Over the Counter Bulletin Board, was approximately $852,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the Registrant's Common Stock, as of March 20, 2001: 7,166,000.

                                TABLE OF CONTENTS


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............................................     3

       Section 16(a) Beneficial Ownership Reporting Compliance.......................................     4

ITEM 11.  EXECUTIVE COMPENSATION.....................................................................     5

       Summary Compensation Table....................................................................     5

       Stock Option Plan.............................................................................     5

       Option Grants in Last Fiscal Year.............................................................     7

       Aggregated Option Exercises in Fiscal Year 1999 and Fiscal Year-End Option Values.............     8

       Compensation Committee Interlocks and Insider Participation...................................     8

       Director Compensation.........................................................................     8

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.................................................................................     9

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................    11

       Contribution Agreement........................................................................    11

       Financing Agreement...........................................................................    11

       Operating Agreement...........................................................................    12

       Tax Sharing Agreement.........................................................................    12

       Service Mark License Agreements...............................................................    13

SIGNATURES                                                                                               14

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


       The following are the biographies of the current directors of Banner Central Finance Company. ("BCFN" or the "Company"). There are no arrangements or understandings among any of the directors or any other person relating to their election as directors.


     NAME AND AGE                                      PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
---------------------                   ----------------------------------------------------------------------------
Gary M. Cypres             (57)         Mr. Cypres has been our Chairman of the Board, Chief Executive Officer and President since our formation. Mr. Cypres also currently serves as
                                        Banner Central Finance Company's Chairman of the Board, Chief Executive
                                        Officer and Chief Financial Officer. Mr. Cypres has also served as Central
                                        Financial's Chairman of the Board, and Chief Executive Officer since its formation. Mr. Cypres has been Chairman of the Board, Chief Executive
                                        Officer, President and Chief Financial Officer of Banner Holdings and
                                        Banner's Central Electric since February 1991, Chairman of the Board and
                                        Chief Executive Officer of Central Rents, Inc. since June 1994 and managing general partner of West Coast since March 1990. Prior to that, Mr. Cypres was a general partner of SC Partners, a private investment banking and consulting firm. From 1983 to 1985, Mr. Cypres was Chief Financial Officer
                                        of The Signal Companies. From 1973 to 1983, Mr. Cypres was Senior Vice
                                        President of Finance at Wheelabrator-Frye Inc. Mr. Cypres was a member of the Board of Trustees and a faculty member of The Amos Tuck School of
                                        Business at Dartmouth College.

                                        Mr. Cypres spends that portion of his business time as may be required to oversee our operations and to direct or implement our business strategies.
                                        Mr. Cypres will continue to spend a portion of his business time as the managing general partner of West Coast, as Chairman of the Board, Chief
                                        Executive Officer and Chief Financial Officer of Banner's Central Electric,
                                        and as Chairman of the Board and Chief Executive Officer of Central Rents,
                                        Inc. See "Certain Relationships."

Salvatore J. Caltagirone   (58)         Mr. Caltagirone has been one of our directors since our formation and a director of Central Financial since September 1997.  Mr. Caltagirone has been retired since October 1994.  From the fall of 1990 to October 1994, he was an employee of G.M. Cypres & Company.  From March 1987 to June 1990,
                                        he was employed as the Managing Director of Henley Group.


William R. Sweet           (63)         Mr. Sweet has been one of our directors since our formation and a director of Central Financial since September 1997.  In July 1996, Mr. Sweet retired from his position of Executive Vice President -- Wholesale Banking at Union
                                        Bank of California, N.A., a position he had held since July 1985.  Mr. Sweet currently serves as a trustee of CNI Charter Funds.

ITEM 11. EXECUTIVE OFFICERS AND KEY EMPLOYEES

       These are the biographies of the Company's current executive officers, except for Mr. Cypres, the Chairman, whose biography is included above under "Directors." There are no arrangements or understandings among these individuals relating to their election as officers.

     NAME AND AGE                                       PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
------------------------------          -------------------------------------------------------------------------------
Arturo Ochoa               (39)         ARTURO J. OCHOA has been our President since our formation.  Since
                                        August 1998, Mr. Ochoa has been President of Central Financial's mortgage business.  Prior to joining Central Financial, Mr. Ochoa was Area Manager and then Regional Vice President with Home Savings of America. From 1983 to 1992 he served as a District Manager with Transamerica Financial Services. Mr. Ochoa graduated from the University of Southern California, School of Business



       None of the directors or officers are related to each other by blood or marriage and none of the directors or officers are involved in any legal proceedings as described in Section 401(f) of Regulation S-K.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and greater-than-10% stockholders to file reports with the SEC reflecting changes in their beneficial ownership of BCFN stock and to provide us with copies of the reports.

       Based on our review of these reports and of certifications furnished to us, we believe that all of these reporting persons complied with their filing requirements for 2000.

       The following table sets forth information concerning compensation for each of the last three years paid or awarded to or earned by the Chief Executive Officer of the Company and the one other most highly compensated executive officers of the Company and its predecessors who received salary and bonus in excess of $100,000 in 2000 (collectively, the "Named Executive Officers")

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                    Annual Compensation (1)               Compensation
                                             -------------------------------------           Awards
Name and Principal Position                  Year        Salary              Bonus         Options(2)
---------------------------                  ----        ------              -----        ------------
Gary M. Cypres (2)                           2000       $ 25,000               --           395,000
          Chairman of the Board,             1999       $ 25,000               --              --
          Chief Executive Officer and        1998       $ 25,000               --              --
          Chief Financial Officer


Arturo Ochoa                                 2000       $140,000           $  5,000          50,000
          President                          1999       $140,000           $ 20,000            --
                                             1998          --                  --              --


(1) Certain of our executive officers receive benefits in addition to salary and cash bonuses. The aggregate amount of such benefits, do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such Named Executive.


(2) Consists of options granted at an exercise price of $1.00 per share on February 28, 2001.


STOCK OPTION PLAN

       Concurrent with the completion of the Plan on February 28, 2001, Central Financial has terminated its Stock Option Plan and all options granted under the plan were terminated. The 2000 Stock Option Plan of Banner Central Finance, or the 2000 Plan, has been approved by our Board of Directors and stockholders. The 2000 Plan provides that it is to be administered by a committee of the Board of Directors, referred to as the Option Committee, consisting of at least two independent directors. The Compensation Committee functions as the Option Committee. The Option Committee has the authority, within limitations as set forth in the 2000 Plan, to establish rules and regulations concerning the 2000 Plan, to determine the persons to whom options may be granted, the number of shares of Common Stock to be covered by each option, and the terms and provisions of the option to be granted, provided, that such grants shall conform with Section 260.140.41 of the California Securities Code. Subject to the terms set forth in the 2000 Plan, the Option Committee has the right to cancel any outstanding options and to issue new options on such terms and upon such conditions as may be consented to by the optionee affected.

       A total of 1,100,000 shares are reserved for issuance under the 2000 Plan. No individual may be granted options under the 2000 Plan with respect to more than 550,000 shares during the duration of the 2000 Plan. Banner Central Finance granted 491,000 shares of Common Stock of to eligible participants under the 2000 Plan effective February 28, 2001, including options to certain executive officers as set forth below. Options granted pursuant to the 2000 Plan vest over two different time periods. Options granted which equal the number of options granted to executive officers and employees under the Central Financial Stock Option Plan vest as they would have been vested under the Central Financial Stock Option Plan at the time of distribution, except for those officers and employees which had been with Central Financial or its predecessor company for a period in excess of 5 years, which shall be 60% vested in total options granted to them. Options granted to executive officers and employees which exceed the amounts granted to them under the Central Financial Stock Option Plan vest in such options over a five-year period in equal annual amounts. Upon the effectiveness of these grants, 609,000 shares of Common Stock remain available for future grants of options under the 2000 Plan.

       The number of shares which may be granted under the 2000 Plan or under any outstanding options will be proportionately adjusted in the event of any stock dividend or if the Common Stock shall be split up, combined, recapitalized, converted, exchanged, reclassified or in any way substituted. Subject to the terms of the 2000 Plan, and in the event of a recapitalization, merger, consolidation, rights offering, separation, reorganization or liquidation, or any other change in our corporate structure or outstanding shares, the Option Committee may make such equitable adjustments to the number and class of shares available under the 2000 Plan or to any outstanding options as it shall deem appropriate to prevent dilution or enlargement of rights. The maximum term of any option granted pursuant to the 2000 Plan is ten years. In general, shares subject to options granted under the 2000 Plan which expire, terminate or are canceled without having been exercised in full become available again for options grants.

       The class of eligible persons under the 2000 Plan consists of directors and employees of, and consultants to, us or a parent or subsidiary of ours, as determined by the Option Committee, except that Non-Employee Directors can only receive fixed grants of options under the terms set forth in the 2000 Plan. See "Compensation of the Board of Directors." Options granted under the 2000 Plan may be incentive stock options, or ISOs, or non-qualified options, at the discretion of the Option Committee; however, ISOs can only be granted to our employees or a parent or subsidiary. The 2000 Plan provides that the exercise price of an option (other than Non-Employee Director's option) is fixed by the Option Committee on the date of grant; however, the exercise price of an ISOs must be not less than the fair market value of the Common Stock on the date of the grant. The exercise price of an ISOs granted to any participant who owns stock possessing more than 10% of the total combined voting power of all classes of our outstanding stock must be at least equal to 110% of the fair market value of the Common Stock on the date of grant and the rate of exercise shall be at least twenty percent per year over five years. Any ISOs granted to such participants also must expire within five years from the date of grant. Additionally, options granted under the 2000 Plan will not be ISOs to the extent that aggregate fair market value of the shares with respect to which ISOs under the 2000 Plan (or under any other plan maintained by us or a parent or subsidiary of ours) first become exercisable in any year exceeds $100,000. No options shall be granted under the 2000 Plan or after the tenth anniversary of the adoption of the 2000 Plan.

       Options are be non-transferable and non-assignable except by will, the laws of descent and distribution, by instrument to an inter vivos or testamentary trust in which the Options are to be passed to beneficiaries upon the death of the trustor (settlor), or by gift to "immediate family" as defined in 17 C.F.R. 240.16a-1(e). Options (other than Non-Employee Director's options) are exercisable by the holder thereof subject to terms fixed by the Option Committee. However, no option can be exercised until at least six months after the date of grant.

       Notwithstanding the above, an option is exercisable immediately upon the happening of any of the following (but in no event during the six-month period following the date of grant or subsequent to the expiration of the term of an option): (1) the holder's retirement on or after attainment of age 65; (2) the holder's disability or death; (3) a "change of control" (as defined in the 2000 Plan) of us while the holder is in the employ or service of Banner Central Finance Company; or (4) the occurrence of such special circumstances or events as the Option Committee determines merits special consideration, except with respect to Non-Employee Directors' options, by such other method as the Option Committee may permit from time to time.

       If an option holder terminates employment with us or service as one of our directors or as our consultant while holding an unexercised option, the option is terminated 30 days after such termination of employment or service unless the option holder exercises the option within such 30-day period. However, all options held by an option holder terminate immediately if the termination is a result of a violation of such holder's duties. If cessation of employment or service is due to retirement on or after attainment of age 65, disability or death, the option holder or such holder's successor-in-interest, as the case may be, is permitted to exercise any option within three months after retirement or within one year after disability or death.

       The 2000 Plan may be terminated and may be modified or amended by the Option Committee or the Board of Directors at any time; provided, however, that
(1) no modification or amendment either increasing the aggregate number of shares which may be issued under options or to any individual or modifying the requirements as to eligibility to receive options will be effective without stockholder approval within one year of the adoption of such amendment; and, (2) no such termination, modification or amendment of 2000 Plan will alter or affect the terms of any then outstanding options without the consent of the holders thereof.

       The Company did not grant any options during the year ended December 31, 2000, however, upon completion of the liquidation of Central Financial on February 28, 2001, the Company granted stock options in exchange for the previously existing options to purchase Central Financial's common stock. The following tables set forth information concerning these stock option grants.


                           OPTION GRANTS ON FEBRUARY 28, 2001
                                   INDIVIDUAL GRANTS
                          -------------------------------------
                                        PERCENT OF                               POTENTIAL REALIZABLE VALUE
                          NUMBER OF    TOTAL OPTIONS                              AT ASSUMED ANNUAL RATES
                          SECURITIES     GRANTED TO                              OF STOCK APPRECIATION FOR
                          UNDERLYING     EMPLOYEES     EXERCISE     EXPIRATION        OPTION TERM (1)
        NAME               GRANTED        IN 2001      PRICE (2)       DATE           5%           10%
---------------------     ----------   -------------   --------     ----------   --------------------------
Gary M. Cypres             395,000         80.45%      $   1.00      02/28/11       47,400      308,100
Arturo Ochoa                50,000         10.18%      $   1.00      02/28/11        6,000       39,000
William Sweet               18,000          3.67%      $   1.00      02/28/11        2,160       14,040
Salvatore Caltagirone       18,000          3.67%      $   1.00      02/28/11        2,160       14,040

(1) The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the common stock, compounded annually over a ten-year period and assuming that the first trading price of $0.69 was the market value of each share on the date

(2) The exercise price may be paid in cash, or at the discretion of the Compensation Committee, by tendering shares of BCFN common stock, or the delivery of an irrevocable direction to a securities broker to sell shares and deliver the sale proceeds to BCFN in payment of all or part of the exercise price, instead of cash.

                       FISCAL YEAR-END 2000 OPTION VALUES

                                    Number of Securities                    Value of Unexercised
                                   Underlying Unexercised                        In-the-Money
                                    Options at 02/28/01                     Options at 02/28/01(1)
                               --------------------------------         ------------------------------
      Name                     Exercisable        Unexercisable         Exercisable      Unexercisable
---------------                -----------        -------------         -----------      -------------
Gary M. Cypres                   237,000             158,000                 --               --

Arturo Ochoa                       5,000              45,000                 --               --

William Sweet                      7,200              10,800                 --               --


Salvatore Caltagirone              7,200              10,800                 --               --

(1) None of the options were in the money based upon the $0.69 per share stock price of BCFN common stock on March 20, 2001, the first day the Company's stock traded.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


       The compensation committee consists of Messrs. Sweet and Caltagirone. None of the members of the compensation committee is or has been an officer or employee of BCFN or any of its subsidiaries. None of our executive officers currently serves as a director or member of the compensation committee of another entity or of any other committee of the board of directors of another entity performing similar functions.

DIRECTOR COMPENSATION

       We pay our Board of Directors who are not also employees of Banner Central Finance Company, referred to as the Non-Employee Directors, an annual fee of $5,000. Members of the Board of Directors who are our employees will not be paid any Directors' fees. In addition, we may reimburse members of the Board of Directors for expenses incurred in connection with their activities on our behalf. Non-Employee Directors also each receive options to purchase 18,000 shares of Common Stock at an exercise price of $1.00 per share as determined by the Board of Directors on February 28, 2001, under the 2000 Stock Option Plan. All options granted to the Non-Employee Directors are 40% vested with remaining balance to vest in equal annual installments over 3 years beginning on the date of grant, subject to continued service on the Board of Directors; however, no option can be exercised until at least six months after the date of grant. We have entered into agreements with all directors pursuant to which we have agreed to indemnify them against certain claims arising out of their services as directors. Directors are also entitled to the protection of certain indemnification provisions in our Certificate of Incorporation and Bylaws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


            The following table shows, as of April 23, 2001, all persons or entities we know to be "beneficial owners" of more than five percent of our common stock.(1) This information is based on Company information and Schedules 13D and 13G reports filed with the SEC by each of the persons and entities listed in the table below. If you wish, you may obtain these reports from the SEC.

                                                                               COMMON STOCK
                                                                           BENEFICIALLY OWNED(1)
                                                                 -----------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER(2)                          NUMBER OF SHARES(3)   PERCENT OF CLASS(4)
-------------------------------------------------------          -------------------   -------------------
WFC Holdings Corporation ..............................               1,287,484               18.0%
Gary M. Cypres(5) .....................................               1,167,999               16.3%
Carpenters Pension Trust for Southern California ......                 702,115                9.8%
Wellington Management Company, LLP(6) .................                 684,200                9.6%
GIC Special Investments PTE LTD .......................                 380,020                5.3%

(1) "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially" own BCFN common stock not only if you hold it directly, but also if you directly or indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share) the power to vote the stock, to invest it, to sell it or you currently have the right to acquire it or the right to acquire it within 60 days of April 23, 2001.

(2) The address for WFC Holdings Corporation is 555 Montgomery Street, 17th Floor, San Francisco, CA 94111, the address for Mr. Cypres is 5480 East Ferguson Drive, Commerce, California 90022, the address for Carpenters Pension Trust for Southern California is 520 Virgil Avenue, 3rd Floor, Los Angeles, CA 90022, the address for Wellington Management Company, LLP ("WMC"), is 75 State Street, Boston, Massachusetts 02109 and the address for GCI Special Investments PTE LTD is 255 Shoreline Drive, Suite 600, Redwood City, CA 90465.

(3) Except as otherwise noted below, each person and entity named in the table directly or indirectly has sole voting and investment power with respect to the shares shown which each such person or entity beneficially owns.

(4) Shares of HXPR common stock issuable upon exercise of stock options exercisable within 60 days of April 23, 2001 are considered outstanding for computing the percentage of the person or entity holding those options but are not considered outstanding for computing the percentage of any other person or entity.

5) Consists of 723,182 shares held of record by Cypres Investment Holdings LP, 105,317 shares held directly by G.M. Cypres Investments, LP, 77,500 shares held directly by Mr. Cypres, 12,500 shares held directly by Mr. Cypres' spouse and 12,500 shares held by or in trust by Mr. Cypres and his spouse for their children. An additional 237,000 shares is included representing options exercisable within 60 days of April 23, 2001. Of the 1,167,999 shares, Mr. Cypres shares voting and investment power of 25,000 shares with his spouse.

(6) Based on a Schedule 13G filed with the SEC on February 14, 2001. These shares are held of record by WMC's clients. Of the 684,200 shares, WMC shares the power to vote 114,000 of these shares and shares the power to dispose of all of these shares in its capacity as investment advisor to these clients.

       The following table shows, as of April 23, 2001, the BCFN common stock that our directors and executive officers beneficially own and those shares of common stock owned by all executive officers and directors as a group.

                                                                                                COMMON STOCK
                                                                                           BENEFICIALLY OWNED(1)
                                                                                     --------------------------------
                                                                                     NUMBER OF             PERCENT OF
NAME OF BENEFICIAL OWNER                                                             SHARES(2)              CLASS(3)
----------------------------------------------------------------------               ---------             ----------
Gary M. Cypres(4) ....................................................               1,167,999               16.3%
Arturo Ochoa(5) ......................................................                   5,000                  *
William R. Sweet(6) ..................................................                   8,200                  *
Salvatore J. Caltagirone(7) ..........................................                   7,200                  *
All directors and executive officers as a group (4 persons)(8) .......               1,188,399               16.6%

----------

       Less than 1%.

(1)    See footnote 1 in table included above at page 9.

(2) Except as otherwise noted below, each individual named in the table directly or indirectly has sole voting and investment power with respect to the shares shown which each such individual beneficially owns.

(3) Shares of BCFN common stock issuable upon exercise of stock options exercisable within 60 days of April 23, 2001 are considered outstanding for computing the percentage of the person holding those options but are not considered outstanding for computing the percentage of any other person.

(4) Consists of 723,182 shares held of record by Cypres Investments Holdings, L.P., 105,317 shares held of record by G.M. Cypres Investments, L.P., 77,500 shares held directly by Mr. Cypres, 12,500 shares held directly by Mr. Cypres' spouse and 12,500 shares held by or in trust by Mr. Cypres and his spouse for their children. An additional 237,000 shares is included representing options exercisable within 60 days of April 23, 2001. Of the 1,167,999 shares, Mr. Cypres shares voting and investment power of 25,000 shares with his spouse.

(5) Consists of 5,000 shares issuable upon exercise of stock options exercisable within 60 days of April 23, 2001.

(6) Consists of 1,000 shares directly owned by Mr. Sweet and 7,200 shares issuable upon exercise of stock options exercisable within 60 days of April 23, 2001.

(7) Consists of 7,200 shares issuable upon exercise of stock options exercisable within 60 days of April 23, 2001.

(8) Consists of 257,400 shares issuable upon exercise of stock options exercisable within 60 days of April 23, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On September 6, 2000, the Board of Directors of Central Financial Acceptance Corporation, or Central Financial, approved a Plan of Complete Dissolution, Liquidation and Distribution, or the Plan, which provided for the dissolution and liquidation of Central Financial, and the liquidating distribution to its stockholders of all the common stock of its two wholly-owned subsidiaries, one of which is our company, Banner Central Finance Company, or Banner Central Finance and the other of which is Hispanic Express, Inc. or Hispanic Express. Banner Central Finance and Hispanic Express were formed on September 5, 2000 to accomplish the Plan. On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated.

       In connection with the Plan, we entered into various agreements with Central Financial and Hispanic Express for the purpose of defining our ongoing relationships among the entities. Because Central Financial controlled Hispanic Express and us, these agreements did not result from arm's-length negotiations. We believe, however, that these agreements are at least as favorable to us as those that could have been obtained from independent third parties.

CONTRIBUTION AGREEMENT

       We entered into a contribution agreement, referred to as the Contribution Agreement, with Central Financial. The Contribution Agreement covers the following:

       Contribution of Central Financial Subsidiaries. The Contribution Agreement provides for the contribution of certain of the assets and businesses of Central Financial to us. Specifically: Central Financial contributed to our company all of the issued and outstanding capital stock of Central Installment Credit Corporation, Central Financial Acceptance/Insurance Agency and Central Premium Finance Company. In addition, Central Financial contributed to Central Installment Credit Corporation the assets and liabilities of the mortgage business owned by a subsidiary of Central Finance.

FINANCING AGREEMENT

       Banner's Central Electric and Banner Central Finance have entered into an agreement, referred to as the Financing Agreement, pursuant to which Banner's Central Electric grants Banner Central Finance the exclusive right, at Banner Central Finance's option, to purchase without recourse consumer finance receivables originated by Banner's Central Electric for sales of merchandise at Banner's Central Electric stores in operation on the date of the Financing Agreement and for all stores which Banner's Central Electric may determine to open in the future during the term of the Financing Agreement. Banner Central Finance is not obligated to provide financing to any particular Banner's Central Electric customers, or to offer financing at any Banner's Central Electric location or locations. As part of this agreement, Banner Central Finance agrees to provide Banner's Central Electric with up to $6 million of inventory or inventory financing as long as the Financing Agreement remains in effect and Banner's Central Electric agrees to provide Banner Central Finance, at no charge, an amount of floor space at Banner's Central Electric's stores as Banner Central Finance may from time to time request. The Financing Agreement has a term of 10 years. Banner Central Finance or Banner's Central Electric may terminate the Financing Agreement at any time upon one-year's prior written notice to either party.

OPERATING AGREEMENT

       Banner Central Finance and Hispanic Express have entered into an agreement, referred to as the Operating Agreement, which covers the following matters:

       Allocation of Business Opportunities. Due to the potential conflicts of interest resulting from the relationships among Banner Central Finance and Hispanic Express, the Operating Agreement provides that Banner Central Finance and its subsidiaries and Hispanic Express and its subsidiaries will not, without prior written consent of each other, directly or indirectly, engage in or enter any business which the other is currently engaged in.

       Management and Other Services. The Operating Agreement provides that Hispanic Express and its subsidiaries are obligated to provide to Banner Central Finance and its subsidiaries and Banner Central Finance and its subsidiaries are obligated to utilize, certain services, including management information systems, employee benefit plans, legal and accounting, insurance, computer and data processing systems. These arrangements will continue until terminated by Hispanic Express or Banner Central Finance upon one-year's prior written notice. Termination may be made on a service-by-service basis or in its entirety. Banner Central Finance agrees to pay Hispanic Express its actual cost of providing services to Banner Central Finance. If such services involve an allocation of expenses, Hispanic Express shall determine the allocation on the basis of the percentage utilization of such service or Hispanic Express's management's best estimate thereof.

       Employee Benefits. The Operating Agreement provides that Hispanic Express and Banner Central Finance will assume all liabilities under the existing employee welfare benefit and profit sharing plans of Central Financial with respect to the employees of Hispanic Express and Banner Central Finance and their subsidiaries who have become employees of each company. The Operating Agreement also provides that the employment by Hispanic Express and Banner Central Finance of individuals who were employees of Central Financial and the subsidiaries prior to the Distribution will not be deemed a severance of employment from Central Finance and the subsidiaries for the purpose of any policy, plan, program or agreement that provides for the payment of severance, salary continuation or similar benefits. The Operating Agreement also provides for Hispanic Express to assume Central Financial's Supplemental Executive Retirement Plan.

       Guaranty of Banner Central Finance Debt. The Operating Agreement provides that so long as the Financing Agreement is in effect Hispanic Express will guarantee up to $4 million of bank or similar financing which Banner Central Finance may borrow in connection with the purchases of consumer receivables generated from Banner's Central Electric.

TAX SHARING AGREEMENT

       Central Financial, Hispanic Express and Banner Central Finance have entered into a tax sharing agreement, referred to as the Tax Sharing Agreement, providing for:

- the payment of federal, state and other income tax remittances or refunds for periods during which Hispanic Express and Banner Central Finance are included in the same consolidated group for federal income tax purposes;

-      the allocation of responsibility for the filing of such tax returns;

-      the conduct of tax audits and the handling of tax controversies; and

-      various related matters.

       For periods during which Hispanic Express and Banner Central Finance were included in Central Financial's consolidated federal and state income tax returns, Hispanic Express and Banner Central Finance are each be required to pay its allocable portion of the consolidated federal, state and other income tax liabilities and are entitled to receive refunds determined as if Hispanic Express and Banner Central Finance and its subsidiaries had filed separate income tax returns. With respect to Central Financial's liability for payment of taxes for all periods during which Hispanic Express and Banner Central Finance were so included in Central Financial's consolidated federal income tax returns, Hispanic Express and Banner Central Finance will indemnify Central Financial for all federal, state, and other income tax liabilities for such periods. February 28, 2001 was the last day on which Hispanic Express and Banner Central Finance were required to be included in Central Financial's consolidated federal income tax returns.

SERVICE MARK LICENSE AGREEMENTS

       Banner's Central Electric, on the one hand, and each of Hispanic Express, Banner Central Finance and Central Rents, Inc., an affiliate of Central Financial, on the other hand, have entered into separate service mark license agreements, collectively referred to as the Service Mark License Agreements. Under the Service Mark License Agreements, Banner's Central Electric grants to, as applicable, Hispanic Express, Banner Central Finance and Central Rents, Inc. and each of their subsidiaries, whether such subsidiaries exist now or come into existence at a later time, the right to license the federally registered trademark "CFAC." The Service Mark License Agreements are non-exclusive and each has an initial term of one year. The Service Mark License Agreements can be terminated by any applicable party to it upon one year's written notice, and Banner's Central Electric can terminate the Service Mark License Agreements at any time if there is a change in control of Hispanic Express, Banner Central Finance or Central Rents, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of April 2001.

                                        BANNER CENTRAL FINANCE COMPANY



                                        By:       /s/ Gary M. Cypres
                                        --------------------------------
                                        Gary M. Cypres
                                        Chairman of the Board of Directors