Form 10QSB
period 2001-03-31
BANNER CENTRAL FINANCE CO
filed 2001-05-15
CIK 1125633

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2001.
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ______________



                        COMMISSION FILE NUMBER: 000-31747


                         BANNER CENTRAL FINANCE COMPANY
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



       Issuer's telephone number, including area code: (323) 720-8600


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Number of shares outstanding of the Registrant's Common Stock, as of May 14, 2001: 7,166,000

Traditional Small Business Disclosure Format.   Yes [X]  No [ ]

                         BANNER CENTRAL FINANCE COMPANY

                                   FORM 10-QSB


                                      INDEX


                                                                                                           Page No.
-------------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:


                  Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000................   3

                  Condensed Consolidated Statements of Income for the Three Months Ended
                  March 31, 2001 and March 31, 2000............................................................   4

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2001 and 2000......................................................................   5

                  Notes to Condensed Consolidated Financial Statements.........................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations........  11

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................................15

Signatures.......................................................................................................16

  PART 1.  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     (UNAUDITED)
                                                       MARCH 31,     DECEMBER 31,
                                                          2001           2000
                                                       ---------     ------------
ASSETS
Cash                                                  $   266,000    $    77,000
Finance receivables, net                               19,409,000     23,709,000
Prepaid expenses and other current assets                  80,000         10,000
Note receivable from affiliate                          5,325,000      2,493,000
Inventory                                               3,180,000      3,559,000
Deferred income taxes                                     360,000        330,000
Property and equipment, net                             3,788,000        116,000
Intangible and other assets, net                          655,000        661,000
                                                      -----------    -----------
TOTAL ASSETS                                          $33,063,000    $30,955,000
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities        $   929,000    $ 1,414,000
Income taxes payable                                       66,000           --
                                                      -----------    -----------
TOTAL LIABILITIES                                         995,000      1,414,000

Minority interest in subsidiary                           484,000           --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity                                   31,584,000     29,541,000
                                                      -----------    -----------
Total stockholders' equity                             31,584,000     29,541,000
                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $33,063,000    $30,955,000
                                                      ===========    ===========







  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          --------------------------
                                                             2001           2000
                                                          ----------      ----------

REVENUES
Interest income                                            $1,361,000      $1,862,000
Net sales                                                     946,000            --
Other income                                                  658,000         559,000
                                                           ----------      ----------
Total revenues                                              2,965,000       2,421,000
                                                           ----------      ----------

COSTS AND EXPENSES
Operating expenses                                          1,320,000       1,333,000
Provision for credit losses                                   874,000         418,000
Cost of sales                                                 579,000            --
Depreciation and amortization                                  21,000          19,000
                                                           ----------      ----------
Total costs and expenses                                    2,794,000       1,770,000
                                                           ----------      ----------
Income before provision for income
   Taxes                                                      171,000         651,000
Provision for income taxes                                     66,000         261,000
                                                           ----------      ----------
Net income                                                 $  105,000      $  390,000
                                                           ----------      ----------
Earnings per common share (unaudited):
  Basic                                                    $     0.01      $     0.05
  Diluted                                                  $     0.01      $     0.05

Shares used in calculating earnings per common share:
  Basic                                                     7,166,000       7,166,000
  Diluted                                                   7,166,000       7,166,000






  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          -----------------------------
                                                              2001                2000
                                                          -----------       -----------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income                                                $   105,000       $   390,000
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                21,000            19,000
  Provision for credit losses                                 874,000           418,000
  Deferred income taxes                                          --              32,000
  Changes in assets and liabilities:
     Prepaid expenses and other current assets                (62,000)           60,000
     Inventory                                                379,000           324,000
     Accrued expenses and other current liabilities          (500,000)          326,000
     Income taxes payable                                      66,000              --
                                                          -----------       -----------
Net cash provided by operating activities                     883,000         1,569,000
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment contracts and other contract receivables
    collected, net of recoveries                            3,426,000         1,048,000
Increase in note receivable from affiliate                 (4,113,000)             --
Capital expenditures                                           (7,000)             --
                                                          -----------       -----------
Net cash (used in) provided by investing activities          (694,000)        1,048,000
                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable                                        --          (1,800,000)
Capital distribution to related party                            --            (723,000)
                                                          -----------       -----------
Net cash used in financing activities                            --          (2,523,000)
                                                          -----------       -----------
NET INCREASE IN CASH                                          189,000            94,000
CASH, BEGINNING OF PERIOD                                      77,000            72,000
                                                          -----------       -----------
CASH, END OF PERIOD                                       $   266,000       $   166,000
                                                          ===========       ===========
CASH PAID DURING THE YEAR FOR:
  INTEREST                                                $      --         $      --
  INCOME TAXES                                                   --                --



   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     Basis of Presentation --- The condensed consolidated financial statements of Banner Central Finance Company ("Banner Central Finance" or the "Company") are unaudited, other than the consolidated balance sheet at December 31, 2000. In the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, and the notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     Banner Central Finance was formed in September 2000 and was a wholly-owned subsidiary of Central Financial Acceptance Corporation ("Central Financial"). On September 6, 2000 the Board of Directors of Central Financial approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan") under which Central Financial's subsidiaries were reorganized into two public companies, Banner Central Finance Company and Hispanic Express, Inc. ("Hispanic Express"). On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Banner Central Finance and Hispanic Express. Pursuant to the Plan, Central Financial contributed to Banner Central Finance its investment in subsidiaries, which are engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business and contributed to Hispanic Express its investment subsidiaries that are engaged in the small loan, travel finance and travel services businesses.

     In addition, pursuant to the Plan, Banner Central Finance and Hispanic Express entered into certain agreements for the purpose of defining their ongoing relationship (See Note 4), including provisions for the allocation of certain costs and expenses. Management of Banner Central Finance believes that such agreements provide for reasonable allocation of costs and expenses between the parties.

     The formation of Banner Central Finance has been accounted for at historical cost, in a manner similar to a pooling of interests. The accompanying condensed consolidated financial statements reflect the combined operations of Banner Central Finance and its subsidiaries, as if they had been consolidated at the beginning of the periods presented.

     On February 28, 2001, Central Financial contributed 80% of the outstanding common stock of BCE Properties II, Inc. to the Company. For financial reporting purposes the contribution was recorded on a historical cost basis and resulted in an increase in stockholders' equity of approximately $1,900,000. On February 28, 2001, Central Financial purchased and contributed to the Company the business, assets and certain obligations of a retail store previously operated by Banner Central Electric, Inc. ("Central"), an affiliated company, which it acquired for $392,000.

     Nature of Operations --- The Company (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by the Company's retail store and retail stores owned by Central; (ii) provides automobile insurance products and insurance premium financing to its customers; and (iii) originates second trust mortgages. The Company's finance receivables business is dependent upon the business activity of the Company's retail store and the retail stores owned by Central, which are located in Southern California. Central has granted the Company the exclusive right to purchase the receivables it originates when it sells its inventory at its retail stores. The Company generally experiences the highest demand for its financial products and services between October and December.

2.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Options to purchase 491,000 shares of common stock that were outstanding at March 31, 2001, were not included in the computation of diluted earnings per share for the three months ended March 31, 2001 because the options' exercise price was greater than the average market price of the Company's common stock during this period and, therefore, the effect would be antidilutive. Basic earnings and diluted earnings per share for the three months ended March 31, 2000 is based on the number of shares of common stock issued by the Company pursuant to the Plan and are assumed to be outstanding as of January 1, 2000.

     The following table sets forth the computation of basic and diluted earnings per share:


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2001            2000
                                                    ----------      ----------
NUMERATOR:
Net income                                          $  105,000      $  390,000
                                                    ----------      ----------

DENOMINATOR:
Denominator for basic earnings per                   7,166,000       7,166,000
    Share - weighted average shares
    Outstanding Effect of dilutive securities:
Dilutive options                                          --              --
                                                    ----------      ----------
Dilutive potential common shares                          --              --
                                                    ----------      ----------
Denominator for diluted earnings per share           7,166,000       7,166,000
                                                    ==========      ==========
Basic earnings per share                            $     0.01      $     0.05
                                                    ==========      ==========
Diluted earnings per share                          $     0.01      $     0.05
                                                    ==========      ==========



3.   CERTAIN CONSOLIDATED FINANCIAL STATEMENT DETAILS

     FINANCE RECEIVABLES


                                                MARCH 31,       DECEMBER 31,
                                                  2001             2000
                                                ---------       ------------
Gross finance receivables:
Consumer product portfolio                     $17,326,000      $21,254,000
Mortgage portfolio                               4,936,000        5,585,000
Other portfolios                                   347,000          508,000
                                               -----------      -----------
                                                22,609,000       27,347,000
                                               -----------      -----------
Less:
Deferred interest and insurance                  1,963,000        2,407,000
Deferred loan origination fees                     464,000          548,000
Allowance for credit losses                        773,000          683,000
                                               -----------      -----------
                                                 3,200,000        3,638,000
                                               -----------      -----------
Finance receivables, net                       $19,409,000      $23,709,000
                                               ===========      ===========



     Customers are required to make monthly payments on the Company's receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:


                                                 MARCH 31.    DECEMBER 31,
                                                  2001           2000
                                                 ---------    ------------
Consumer Product Portfolio:
    Past due 31 days plus                        $212,000      $257,000
                                                 ========      ========

Mortgage Portfolio:
    Past due 31 days plus                        $229,000      $394,000
                                                 ========      ========

Other Portfolios:
    Past due 31 days plus                        $  2,000      $  6,000
                                                 ========      ========



     The allowance for credit losses includes the following:


                                                 THREE MONTHS ENDED MARCH 31,
                                                -----------------------------
                                                    2001              2000
                                                -----------       -----------
Allowance for credit losses, beginning
   of the year                                  $   683,000       $ 1,590,000

Provision for credit losses                         874,000           418,000
Charge-offs, net of recoveries                     (784,000)         (418,000)
                                                -----------       -----------
Allowance for credit losses, end of period      $   773,000       $ 1,590,000
                                                ===========       ===========



PROPERTY AND EQUIPMENT



                                                   MARCH 31,     DECEMBER 31,
                                                     2001            2000
                                                   ---------     ------------
Land                                              $1,203,000      $     --
Buildings and improvements                         2,486,000           8,000
Furniture, equipment and software                    174,000         168,000
                                                  ----------      ----------
                                                   3,863,000         176,000
Less: Accumulated depreciation                        75,000          60,000
                                                  ----------      ----------
                                                  $3,788,000      $  116,000
                                                  ==========      ==========


     INTANGIBLE AND OTHER ASSETS


                                                   MARCH 31,      DECEMBER 31,
                                                     2001            2000
                                                   ---------      ----------
Goodwill                                           $780,000         $780,000
Less: Accumulated amortization                      125,000          119,000
                                                   --------         --------
                                                   $655,000         $661,000
                                                   ========         ========

OTHER INCOME

                                         THREE MONTHS ENDED MARCH 31,
                                       --------------------------------
                                         2001                   2000
                                       --------               ---------

Late and extension charges             $223,000               $257,000
Insurance products and other            435,000                302,000
                                       --------               --------
                                       $658,000               $559,000
                                       ========               ========


4.   RELATED PARTY TRANSACTIONS

     In connection with its formation, the Company, Central Financial, Hispanic Express and Central entered into certain agreements; including, the Financing Agreement, Operating Agreement and the Tax Sharing Agreement, for defining their ongoing relationships.

     The Financing Agreement grants the Company the exclusive right to provide financing to Central customers for a term of ten years from the date of the Plan and provides that any contracts purchased pursuant to this agreement will be at face value. As part of the Financing Agreement, the Company has agreed to provide Central with up to $6.0 million of inventory or inventory financing as long as the Financing Agreement remains in effect and Central has agreed to provide the Company, at no charge, an amount of floor space at Central's stores as the Company from time to time requests. In connection with the Financing Agreement, Central purchased $1.9 million and $4.5 million of inventory from the Company during the three months ended March 31, 2001 and 2000, respectively. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Central.

     The Operating Agreement provides, among other things, that Hispanic Express or its affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including receivables servicing, collections, payments, applications, accounting, management information systems and employee benefits. The Operating Agreement also provides that Hispanic Express will guarantee up to $4,000,000 of bank or similar financing of the Company, pursuant to certain conditions. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to the Company, or to the extent that other costs are incurred by Hispanic Express or its affiliates that directly relate to the Company, the Company is obligated to pay Hispanic Express or its affiliates the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Hispanic Express upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Allocated expenses totaled $525,000, and $912,000 for the three months ended March 31, 2001 and 2000, respectively.

     The Company, Central Financial and Hispanic Express entered into a Tax Sharing Agreement which provides, among other things, for the payment of federal, state and other income tax remittances or refunds for periods during which the Company was included in the same consolidated group for federal income tax purposes, the allocation of responsibility for the filing of such tax returns and various related matters. For periods in which the Company was included in Central Financial's consolidated federal income tax returns, the Company will be required to pay its allocable portion of the consolidated federal, state and other income tax liabilities of the group and will be entitled to receive refunds determined as if the Company had filed separate income tax returns. With respect to Central Financial's liability for payment of taxes for all periods during which the Company was so included in Central Financial's consolidated federal income tax returns, the Company will indemnify Central Financial for all federal, state and other income tax liabilities of the Company for such periods. February 28, 2001 was the last day on which the Company was required to be included in Central Financial's consolidated federal income tax returns.

     In connection with the contribution of the business, assets and assumption of certain obligations by Central Financial of a retail store owned by Central, an affiliated company, Central and the Company have agreed to use allocation methods agreeable to both parties for the allocation of certain corporate expenses of Central. In connection with the acquisition of the retail store, the Company has agreed to assume the obligation of Central to sell certain inventory at cost to Credit Starters LLC, an affiliated Company.

     For the three months ended March 31, 2000, the Company made a capital distributions to Central Financial totaling $723,000. The capital transactions for the periods presented reflect contributions and distributions arising from the changing levels of the Company's receivables portfolios.

     At March 31, 2001, the Company had a note receivable from Hispanic Express in the amount of $5,325,000 which bears interest per annum at the prime rate calculated at the beginning of each month (8.0% at March 31, 2001) and is payable on March 31, 2004, unless an event of default occurs at which time the note becomes immediately due. Interest income earned on notes receivable from Hispanic Express was $23,000 in the three months ended March 31, 2001.

5.   SEGMENT INFORMATION

     The Company has identified four reporting segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Consumer Receivables, Mortgage Loans, Other and Corporate Overhead. The factors for determining the reportable segments were based on the distinct nature of their operations. Other includes primarily the operations of the retail store and automobile insurance operations in 2001 and the automobile insurance and insurance premium finance operations in 2000.

     The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies in the Company's 2000 Form 10-KSB. The Company evaluates the performance of its operating segments based on revenues and operating income. Operating income for each segment includes revenue and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the reportable segment. Costs excluded from segment operating income include various corporate expenses and income taxes. Corporate expenses include separately managed general and administrative expenses. Summary information by segment follows:

REVENUES


                          THREE MONTHS ENDED MARCH 31,
                          ----------------------------
                              2001            2000
                          ----------      -----------
Consumer Receivables      $1,410,000      $1,913,000
Mortgage Loans               419,000         288,000
Other                      1,136,000         220,000
Corporate Overhead              --              --
                          ----------      ----------
Total revenues            $2,965,000      $2,421,000
                          ==========      ==========

INCOME FROM OPERATIONS



                            THREE MONTHS ENDED MARCH 31,
                            -------------------------
                               2001            2000
                            ---------       ---------
Consumer Receivables        $ 199,000       $ 740,000
Mortgage Loans                123,000          (8,000)
Other                           6,000         (31,000)
Corporate Overhead           (157,000)        (50,000)
                            ---------       ---------
Income from operations      $ 171,000       $ 651,000
                            =========       =========


TOTAL ASSETS


                            MARCH 31,      DECEMBER 31,
                              2001            2000
                            ---------      ------------
Consumer Receivables      $28,003,000      $24,886,000
Mortgage Loans              4,358,000        4,913,000
Other                         702,000        1,156,000
Corporate Overhead               --               --
                          -----------      -----------
Total assets              $33,063,000      $30,955,000
                          ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Quarterly Report on Form 10-QSB may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Banner Central Finance Company and its subsidiaries (the "Company" which may be referred to as "we" or "us," when referring only to the parent company) operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Description of Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, as amended.

FINANCIAL TRENDS

PORTFOLIOS

     The following sets forth certain information relating to our portfolios for the periods indicated:



                                                      CONSUMER PRODUCT PORTFOLIO
                                                      THREE MONTHS ENDED MARCH 31,
                                                     -----------------------------
                                                        2001              2000
                                                     -----------       -----------
Gross receivable (at end of period)                  $17,326,000       $25,680,000
Deferred interest (at end of period)                   1,859,000         2,528,000
                                                     -----------       -----------
Net receivable (at end of period)                     15,467,000        23,152,000
Deferred insurance (at end of period)                     31,000            59,000
                                                     -----------       -----------
Net carrying value (at end of period)                $15,436,000       $23,093,000
                                                     ===========       ===========
Average net receivable (1)                           $17,574,000       $23,960,000
Number of contracts (at end of period)                    41,900            49,383
Average net contract balance (at end of period)      $       369       $       468

Total interest income                                $ 1,140,000       $ 1,508,000
Late charge and extension fee income                     220,000           243,000

Provision for credit losses                          $   797,000       $   418,000
Provision for credit loss as a percentage of
    Average net receivable (2)                              18.1%              7.0%
Net write-offs                                       $   685,000       $   418,000
Net write-offs as a percentage of average net
    Receivable (2)                                          15.6%              7.0%

Average interest rate on average net
    Receivable (2)                                          25.9%             25.2%



(1) Average net receivable is defined as the average gross receivables, less the average deferred interest and insurance.

(2) Percentages for the three months ended March 31, 2001 and 2000 are annualized.

MORTGAGE PORTFOLIO

     At March 31, 2001 and 2000, the gross receivables of the mortgage portfolio were $4.9 million, and $5.6 million, respectively. The number of mortgage loans outstanding at March 31, 2001 and 2000 were 629 and 638, respectively. The average interest rate on the portfolio for the three months ended March 31, 2001 and 2000 was 17.9%, and 14.7%, respectively.

     At March 31, 2001 and 2000, there were $0.2 million of receivables with balances over 31 days past due.

DELINQUENCY EXPERIENCE AND ALLOWANCE FOR CREDIT LOSSES

     Borrowers under our contracts are required to make monthly payments. The following table sets forth our delinquency experience for accounts with payments 31 days or more past due and allowance for credit losses for our finance receivables.


                                                    FINANCE RECEIVABLES (1)
                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     2001             2000
                                                 ------------     ------------
Past due accounts 31 days or more
    (gross receivable)                           $    214,000     $  1,618,000

Accounts with payments 31 days or
    More past due as a percentage of end
    of period gross receivables                           1.2%             6.3%

Allowance for credit losses                      $    612,000     $  1,529,000

Allowance for credit losses as a percentage
    of net receivables                                    3.9%             6.4%


(1) Includes receivables in our consumer products, independent retailer and premium finance portfolios.

     Our finance receivables accounts which were 31 days or more past due decreased to $0.2 million at March 31, 2001 compared to $1.6 million at March 31, 2000. These declines primarily reflect the decline in the aggregate level of our finance receivables portfolios and accelerated write-offs in the fourth quarter of 2000. As a percentage of the end of period gross finance receivables, accounts with 31 days or more past due decreased to 1.2% at March 31, 2001 from 6.3% at March 31, 2000. We believe the rise in the provision for credit losses and write-offs during 2001 was a result of excessive credit burdens for some customers partly due to an aggressive over extension of credit in the marketplace in which we compete and partly due to a bus strike which commenced in September 2000 and lasted approximately five weeks. The allowance for credit losses at March 31, 2001 decreased to $0.6 million from $1.5 million at March 31, 2000, expressed as percentage of net receivables the allowance for credit losses decreased to 3.9% at March 31, 2001 compared to 6.4% at March 31, 2000.

     The following tables summarize the results of operations of the Company for the three months ended March 31, 2001 and 2000:


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                        --------------------------
                                           2001             2000
                                        ----------      ----------
REVENUES
Interest income                         $1,361,000      $1,862,000
Net sales                                  946,000            --
Other income                               658,000         559,000
                                        ----------      ----------
Total revenues                           2,965,000       2,421,000
                                        ----------      ----------

COSTS AND EXPENSES
Operating expenses                       1,320,000       1,333,000
Provision for credit losses                874,000         418,000
Cost of sales                              579,000            --
Depreciation and amortization               21,000          19,000
                                        ----------      ----------
Total costs and expenses                 2,794,000       1,770,000
                                        ----------      ----------
Income before provision for income
   Taxes                                   171,000         651,000
Provision for income taxes                  66,000         261,000
                                        ----------      ----------
Net income                              $  105,000      $  390,000
                                        ==========      ==========


THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

     Total revenue in the three months ended March 31, 2001 increased to $3.0 million from $2.4 million in the three months ended March 31, 2000, an increase of $0.6 million or 22.5%.

     Interest income for the three months ended March 31, 2001 decreased to $1.4 million from $1.9 million in the three months ended March 31, 2000, a decrease of $0.5 million or 26.9%. This decrease was primarily due to a decrease in our Consumer Products Portfolio as a result of a decreased level of receivables purchased from Central, reflecting Central's declining retail sales. For the three months ended March 31, 2001, our net consumer products portfolio averaged $17.6 million compared to $24.0 million in the three months ended March 31, 2000.

     Net sales include retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Prior to contribution, the retail store was owned and operated by Central.

     Other income for the three months ended March 31, 2001 increased to $0.7 million from $0.6 million in the three months ended March 31, 2000, an increase of $0.1 million or 17.7%. Other income primarily includes late charges and other fees charged on the receivables portfolio, fees earned from originating second trust mortgages for other financial institutions, and commissions and fees earned from the sale of automobile insurance. The increase is primarily due to an increase in fees earned from originating second trust mortgages for other financial institutions.

     Operating expenses for each of the three months ended March 31, 2001 and 2000 were $1.3 million. Operating expenses relating to the purchased consumer finance receivables business decreased in the three months ended March 31, 2001 by $0.4 as compare to the same period in 2000. This decrease was offset by $0.4 million of operating expenses of the retail store in the first quarter of 2001.

     The provision for credit losses for the three months ended March 31, 2001 increased to $0.9 million from $0.4 million in the three months ended March 31, 2000. This increase was primarily attributable to increased write-offs and delinquencies in the consumer products portfolio. In the three months ended March 31, 2001, the Company also increased the provision for credit losses for the mortgage portfolio by $0.1 million.

     Cost of sales include the cost of retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Cost of sales as a percentage of net retail sales was 61.2% in the first quarter of 2001. Prior to this date, the retail store was owned and operated by Central

     As a result of the foregoing factors, net income in the three months ended March 31, 2001 decreased to $0.1 million from $0.4 million in the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We primarily finance our operations through the cash flow generated from operations and the liquidation of our receivables portfolios and, historically, from capital contributions from Central Financial.

     Net cash flow provided by operating activities totaled $0.9 million and $1.6 million in the three months ended March 31, 2001 and 2000, respectively. The source of cash primarily consisted of net operating income after non-cash items. Non-cash items included depreciation and amortization, provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities included cash flows from increases (decreases) prepaid expenses and other current assets, inventory, accrued expenses and other current liabilities, and income taxes payable.

     Net cash used in investing activities totaled $0.7 million in the three months ended March 31, 2001 and net cash provided by investing activities totaled $1.0 million in the three months ended March 31, 2000. Net cash provided by investing activities consisted of installment contracts and other contract receivables collected in the amount of $3.4 million and $1.0 million in the three months ended March 31, 2001 and 2000, respectively, offset by an increase in notes receivable from affiliate of $4.1 million in 2001.

     Net cash used in financing activities totaled $2.5 million for the three months ended March 31, 2000. Net cash used in financing activities consisted of repayment of notes payable totaling $1.8 million and capital distributions totaling $0.7 million to Central Financial in the three months ended March 31, 2000.

     We presently do not have a bank line of credit. Pursuant to the Operating Agreement with Hispanic Express, Hispanic Express has agreed to guarantee up to $4.0 million of bank borrowings to acquire consumer receivables that we may purchase from Banner's Central Electric. Should we decide to expand our mortgage business, we will need to obtain a bank line of credit.

     We expect that our existing capital resources will adequately satisfy our working capital requirements for the next 12 months. We anticipate that the level of receivables we generate from the financing of retail sales at our retail store and purchased receivables from Central will continue to decline in the future and will provide us with capital resources in excess of our working capital requirements. Our capital resources will be further enhanced should we liquidate our portfolio of second trust mortgages. To date we have not identified any other businesses in which to invest our excess capital resources.

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

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.9 Note Receivable from Hispanic Express, Inc.


     (b) Reports on Form 8-K

         None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BANNER CENTRAL FINANCE COMPANY



May 15, 2001                         /s/ Gary M Cypres
                                     -----------------------------------------
                                     Gary M. Cypres
                                     Chairman of the Board, Chief Executive
                                     Officer and Chief Financial Officer