Form 10QSB
period 2001-06-30
BANNER CENTRAL FINANCE CO
filed 2001-08-14
CIK 1125633

As filed with the Securities and Exchange Commission on August 14, 2001.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ____________ to ______________

Commission file number: 000-31747

BANNER CENTRAL FINANCE COMPANY

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4821101 (I.R.S. Employer Identification Number)

5480 East Ferguson Drive
Commerce, California 90022
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (323) 720-8600

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the Registrant’s Common Stock, as of August 14, 2001: 7,410,000

Traditional Small Business Disclosure Format. Yes [X] No [ ]

BANNER CENTRAL FINANCE COMPANY

FORM 10-QSB

INDEX

	Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$3,709,000	$77,000

Finance receivables, net	16,777,000	23,709,000

Prepaid expenses and other current assets	243,000	10,000

Note receivable from affiliate	5,325,000	2,493,000

Inventory	2,855,000	3,559,000

Deferred income taxes	360,000	330,000

Property and equipment, net	3,766,000	116,000

Intangible and other assets, net	648,000	661,000

TOTAL ASSETS	$33,683,000	$30,955,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other current liabilities	$1,191,000	$1,414,000

Income taxes payable	51,000	—

TOTAL LIABILITIES	1,242,000	1,414,000

Minority interest in subsidiary	491,000	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Stockholders’ equity	31,950,000	29,541,000

Total stockholders’ equity	31,950,000	29,541,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,683,000	$30,955,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues

Interest income	$1,152,000	$1,786,000	$2,513,000	$3,648,000

Net sales	2,780,000	—	3,726,000	—

Other income	647,000	519,000	1,305,000	1,078,000

Total revenues	4,579,000	2,305,000	7,544,000	4,726,000

Costs and expenses

Operating expenses	1,906,000	1,142,000	3,226,000	2,475,000

Provision for credit losses	746,000	436,000	1,620,000	854,000

Cost of sales	1,715,000	—	2,294,000	—

Depreciation and amortization	53,000	20,000	74,000	39,000

Total costs and expenses	4,420,000	1,598,000	7,214,000	3,368,000

Income from operations	159,000	707,000	330,000	1,358,000

Provision for income taxes	66,000	282,000	132,000	543,000

Net income	$93,000	$425,000	$198,000	$815,000

Earnings per common share (unaudited):

Basic	$0.01	$0.06	$0.03	$0.11

Diluted	$0.01	$0.06	$0.03	$0.11

Shares used in calculating earnings per common share:

Basic	7,247,000	7,166,000	7,207,000	7,166,000

Diluted	7,247,000	7,166,000	7,207,000	7,166,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$198,000	$815,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	74,000	39,000

Provision for credit losses	1,620,000	854,000

Deferred income taxes	—	10,000

Changes in assets and liabilities:

Prepaid expenses and other current assets	(233,000)	97,000

Inventory	713,000	443,000

Accrued expenses and other current liabilities	(223,000)	110,000

Income taxes payable	51,000	—

Net cash provided by operating activities	2,200,000	2,368,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Installment contracts and other contract receivables collected, net of recoveries	5,312,000	1,422,000

Increase in note receivable from affiliate	(4,113,000)	—

Capital expenditures	(11,000)	(11,000)

Net cash provided by investing activities	1,188,000	1,411,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable	—	(1,800,000)

Proceeds from issuance of stock	244,000	—

Capital distribution to related party	—	(1,982,000)

Net cash provided by (used in) financing activities	244,000	(3,782,000)

NET INCREASE IN CASH	3,632,000	3,000

CASH, BEGINNING OF PERIOD	77,000	72,000

CASH, END OF PERIOD	$3,709,000	$69,000

CASH PAID DURING THE YEAR FOR:

INTEREST	$—	$—

INCOME TAXES	—	9,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Nature of Operations

     Basis of Presentation — The condensed consolidated financial statements of Banner Central Finance Company (“Banner Central Finance” or the “Company”) are unaudited, other than the consolidated balance sheet at December 31, 2000. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, and the notes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

     Banner Central Finance was formed in September 2000 and was a wholly-owned subsidiary of Central Financial Acceptance Corporation (“Central Financial”). On September 6, 2000 the Board of Directors of Central Financial Acceptance Corporation (“Central Financial”) approved a Plan of Complete Dissolution, Liquidation and Distribution (the “Plan”) under which Central Financial’s subsidiaries have been reorganized into two public companies, Banner Central Finance Company and Hispanic Express, Inc. (“Hispanic Express”). On February 28, 2001, the Plan was completed and Central Financial were dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Banner Central Finance and Hispanic Express. Pursuant to the Plan, Central Financial contributed to Banner Central Finance its investment in subsidiaries, which are engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business and contributed to Hispanic Express its investment subsidiaries that are engaged in the small loan, travel finance, check cashing and travel services businesses.

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

     On February 28, 2001, Central Financial contributed 80% of the outstanding common stock of BCE Properties II, Inc. to the Company. For financial reporting purposes the contribution was recorded on a historical cost basis and resulted in an increase in stockholders’ equity of approximately $1,900,000. On February 28, 2001, Central Financial purchased and contributed to the Company the business, assets and certain obligations of retail store previously operated by Banner Central Electric, Inc. (“Central”), an affiliated company, which acquired for $392,000.

     Nature of Operations — The Company: (i) purchases and services consumer finance receivables generated by the Company’s customers for purchases of high quality brand name consumer products, appliances and furniture sold by the Company’s retail store and retail stores owned by Central; (ii) provides automobile insurance products and insurance premium financing to its customers; and

     BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(iii)  originates first and second trust mortgages. The Company’s purchased finance receivables business is dependent upon the business activity of the Company’s retail store and the retail stores owned by Central, which are located in Southern California. Central has granted the Company the exclusive right to purchase the receivables it originates when it sells its inventory at its retail stores. The Company generally experiences the highest demand for its financial products and services between October and December.

     New Accounting Pronouncements — The Financial Accounting Standards Board (FASB) has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules will consist of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. In accordance with these new accounting standards, the Company plans to adopt SFAS No. 141 and No. 142 on January 1, 2002.

2. Earnings Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Options to purchase 472,000 shares of common stock that were outstanding at June 30, 2001, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2001 because the options’ exercise price was greater than the average market price of the Company’s common stock during this period and, therefore, the effect would be antidilutive. Basic earnings and diluted earnings per share for the three and six months ended June 30, 2000 is based on the number of shares of common stock issued by the Company pursuant to the Plan and are assumed to be outstanding as of January 1, 2000.

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,

	2001	2000

Numerator:

Net income	$93,000	$425,000

Denominator:

Denominator for basic earnings per share — weighted average shares outstanding	7,247,000	7,166,000

Effect of dilutive securities:

Dilutive options	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share	7,247,000	7,166,000

Basic earnings per share	$0.01	$0.06

Diluted earnings per share	$0.01	$0.06

	Six Months Ended June 30,

	2001	2000

Numerator:

Net income	$198,000	$815,000

Denominator:

Denominator for basic earnings per share — weighted average shares outstanding	7,207,000	7,166,000

BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30,

	2001	2000

Effect of dilutive securities:

Dilutive options	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share	7,207,000	7,166,000

Basic earnings per share	$0.03	$0.11

Diluted earnings per share	$0.03	$0.11

3. Certain Consolidated Financial Statement Details

     Finance Receivables

	June 30,	December 31,
	2001	2000

Gross finance receivables:

Consumer product portfolio	$15,475,000	$21,254,000

Mortgage portfolio	4,286,000	5,585,000

Other portfolios	268,000	508,000

	20,029,000	27,347,000

Less:

Deferred interest and insurance	1,728,000	2,407,000

Deferred loan origination fees	379,000	548,000

Allowance for credit losses	1,145,000	683,000

	3,252,000	3,638,000

Finance receivables, net	$16,777,000	$23,709,000

     Customers are required to make monthly payments on the Company’s receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:

	June 30,	December 31,
	2001	2000

Consumer Product Portfolio:

Past due 31 days plus	$116,000	$257,000

Mortgage Portfolio:

Past due 31 days plus	$290,000	$394,000

Other Portfolios:

Past due 31 days plus	$3,000	$6,000

BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

     The allowance for credit losses includes the following:

	Three Months Ended June 30,

	2001	2000

Allowance for credit losses, beginning of the period	$773,000	$1,590,000

Provision for credit losses	746,000	436,000

Charge-offs, net of recoveries	(374,000)	(402,000)

Allowance for credit losses, end of period	$1,145,000	$1,624,000

	Six Months Ended June 30,

	2001	2000

Allowance for credit losses, beginning of the period	$683,000	$1,590,000

Provision for credit losses	1,620,000	854,000

Charge-offs, net of recoveries	(1,158,000)	(820,000)

Allowance for credit losses, end of period	$1,145,000	$1,624,000

Property and Equipment

	June 30,	December 31,
	2001	2000

Land	$1,203,000	$—

Buildings and improvements	3,150,000	8,000

Furniture, equipment and software	179,000	168,000

	4,532,000	176,000

Less: Accumulated depreciation	766,000	60,000

	$3,766,000	$116,000

Intangible and Other Assets

	June 30,	December 31,
	2001	2000

Goodwill	$780,000	$780,000

Less: Accumulated amortization	132,000	119,000

	$648,000	$661,000

Other Income

	Three Months Ended June 30,

	2001	2000

Late and extension charges	$169,000	$257,000

Mortgage loan origination and fee income	284,000	43,000

Insurance products and other	194,000	219,000

	$647,000	$519,000

BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30,

	2001	2000

Late and extension charges	$392,000	$595,000

Mortgage loan origination and fee income	503,000	84,000

Insurance products and other	410,000	399,000

	$1,305,000	$1,078,000

4. Related Party Transactions

     In connection with its formation, the Company, Central Financial, Hispanic Express and Central entered into certain agreements; including, the Financing Agreement, the Operating Agreement and the Tax Sharing Agreement, for defining their ongoing relationships.

     The Financing Agreement grants the Company the exclusive right to provide financing to Central customers for a term of ten years from the date of the Plan and provides that any contracts purchased pursuant to this agreement will be at face value. As part of the Financing Agreement, the Company has agreed to provide Central with up to $6.0 million of inventory or inventory financing as long as the Financing Agreement remains in effect and Central has agreed to provide the Company, at no charge, an amount of floor space at Central’s stores as the Company from time to time requests. In connection with the Financing Agreement, Central purchased $2.8 million and $9.2 million of inventory from the Company during the six months ended June 30, 2001 and 2000, respectively. The Company can terminate the Financing Agreement at any time upon one year’s prior written notice to Central.

     The Operating Agreement provides, among other things, that Hispanic Express or its affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including receivables servicing, collections, payments, applications, accounting, management information systems and employee benefits. The Operating Agreement also provides that Hispanic Express will guarantee up to $4,000,000 of bank or similar financing of the Company, pursuant to certain conditions. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to the Company, or to the extent that other costs are incurred by Hispanic Express or its affiliates that directly relate to the Company, the Company is obligated to pay Hispanic Express or its affiliates the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Hispanic Express upon one year’s prior written notice. Termination may be made on a service-by-service basis or in total. Allocated expenses totaled $504,000, and $1,029,000 for the three and six months ended June 30, 2001, respectively, and $743,000 and $1,655,000 for the three and six months ended June 30, 2000, respectively.

     The Company, Central Financial and Hispanic Express entered into a Tax Sharing Agreement which provides, among other things, for the payment of federal, state and other income tax remittances or refunds for periods during which the Company was included in the same consolidated group for federal income tax purposes, the allocation of responsibility for the filing of such tax returns and various related matters. For periods in which the Company was included in Central Financial’s consolidated federal income tax returns, the Company will be required to pay its allocable portion of the consolidated federal, state and other income tax liabilities of the group and will be entitled to receive refunds determined as if the Company had filed separate income tax returns. With respect to Central Financial’s liability for payment of taxes for all periods during which the Company was so included in Central Financial’s consolidated federal income tax returns, the Company will indemnify Central Financial for all federal, state and other income tax liabilities of the Company for such periods. February 28, 2001 was the last day on which the Company was required to be included in Central Financial’s consolidated federal income tax returns.

BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

     In connection with the contribution of the business, assets and assumptions of certain obligations by Central Financial of a retail store owned by Central, an affiliated company, Central and the Company have agreed to use allocation methods agreeable to both parties for the allocation of certain corporate expenses of Central. In connection with the acquisition of the retail store, the Company has agreed to assume the obligation of Central to sell certain inventory at cost and lease certain retail space to Credit Starters LLC, an affiliated Company, controlled by Gary Cypres, Chairman of the Company.

     For the six months ended June 30, 2000, the Company made a capital distribution to Central Financial totaling $1,982,000. The capital transactions for the periods presented reflect contributions and distributions arising from the changing levels of the Company’s receivables portfolios.

     At June 30, 2001, the Company had a note receivable from Hispanic Express in the amount of $5,325,000 which bears interest per annum at the prime rate calculated at the beginning of each month (6.75% at June 30, 2001) and is payable on March 31, 2004, unless an event of default occurs at which time the notes becomes immediately due. Interest income earned on the note receivable from Hispanic Express was $100,000 and $123,000 for the three and six months ended June 30, 2001, respectively.

5. Segment Information

     The Company has identified four reporting segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Consumer Receivables, Mortgage Loans, Other and Corporate Overhead. The factors for determining the reportable segments were based on the distinct nature of their operations. Other includes primarily the operations of the retail store and automobile insurance operations in 2001 and the automobile insurance and insurance premium finance operations in 2000.

     The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2000 Form 10-KSB. The Company evaluates the performance of its operating segments based on revenues and operating income. Operating income for each segment includes revenue and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the reportable segment. Costs excluded from segment operating income include various corporate expenses and income taxes. Corporate expenses include separately managed general and administrative expenses. Summary information by segment follows:

Revenues

	Three Months Ended June 30,

	2001	2000

Consumer Receivables	$1,157,000	$1,863,000

Mortgage Loans	455,000	268,000

Other	2,967,000	174,000

Corporate Overhead	—	—

Total revenues	$4,579,000	$2,305,000

	Six Months Ended June 30,

	2001	2000

Consumer Receivables	$2,566,000	$3,776,000

Mortgage Loans	875,000	556,000

Other	4,103,000	394,000

Corporate Overhead	—	—

Total revenues	$7,544,000	$4,726,000

BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Income From Operations

	Three Months Ended June 30,

	2001	2000

Consumer Receivables	$194,000	$865,000

Mortgage Loans	148,000	(76,000)

Other	—	(33,000)

Corporate Overhead	(183,000)	(49,000)

Income from operations	$159,000	$707,000

	Six Months Ended June 30,

	2001	2000

Consumer Receivables	$393,000	$1,605,000

Mortgage Loans	271,000	(84,000)

Other	6,000	(64,000)

Corporate Overhead	(340,000)	(99,000)

Income from operations	$330,000	$1,358,000

Total Assets

	June 30,	December 31,
	2001	2000

Consumer Receivables	$29,005,000	$24,886,000

Mortgage Loans	3,703,000	4,913,000

Other	975,000	1,156,000

Corporate Overhead	—	—

Total assets	$33,683,000	$30,955,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Quarterly Report on Form 10-QSB may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Banner Central Finance Company and its subsidiaries (the “Company” which may be referred to as “we” or “us,” when referring only to the parent company) operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see “Item 1. Description of Business — Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price” contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, as amended.

Financial Trends

Portfolios

The following sets forth certain information relating to our portfolios for the periods indicated:

	Consumer Product Portfolio

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Gross receivable (at end of period)	$15,475,000	$24,842,000	$15,475,000	$24,842,000

Deferred interest (at end of period)	1,643,000	2,420,000	1,643,000	2,420,000

Net receivable (at end of period)	13,832,000	22,422,000	13,832,000	22,422,000

Deferred insurance revenues (at end of period)	24,000	50,000	24,000	50,000

Net carrying value (at end of period)	$13,808,000	$22,372,000	$13,808,000	$22,372,000

Average net receivable(1)	$14,925,000	$22,910,000	$16,074,000	$23,502,000

Number of contracts (at end of period)	40,554	47,557	40,554	47,557

Average net contract balance (at end of period)	$359	$472	$394	$471

Total interest income	$967,000	$1,471,000	$2,107,000	$2,979,000

Late charge and extension fee income	168,000	321,000	388,000	564,000

Provision for credit losses	$664,000	$417,000	$1,461,000	$835,000

Provision for credit loss as a percentage of average net receivable(2)	17.8%	7.3%	18.2%	7.1%

Net write-offs	$390,000	$417,000	$1,075,000	$835,000

Net write-offs as a percentage of average net receivable(2)	10.5%	7.3%	13.4%	7.1%

Average interest rate on average net receivable(2)	25.9%	25.7%	26.2%	25.4%

(1)	Average net receivable is defined as the average gross receivables, less the average deferred interest and insurance.

(2)	Percentages for the three and six months ended June 30, 2001 and 2000 are annualized.

Mortgage Portfolio

     At June 30, 2001 and 2000, the gross receivables of the mortgage portfolio were $4.3 million and $6.6 million, respectively. The number of mortgage loans outstanding at June 30, 2001 and 2000 were 574 and 739, respectively. The average interest rate on the portfolio for the six months ended June 30, 2001 and 2000 was 16.9%, and 15.0%, respectively.

     At June 30, 2001 and 2000, there were $0.3 million and $0.2 million of receivables with balances over 31 days past due.

Delinquency Experience and Allowance for Credit Losses

     Borrowers under our contracts are required to make monthly payments. The following table sets forth our delinquency experience for accounts with payments 31 days or more past due and allowance for credit losses for our finance receivables.

	Finance Receivables (1)
	Six Months Ended June 30,

	2001	2000

Past due accounts 31 days or more (gross receivable)	$119,000	$1,783,000

Accounts with payments 31 days or more past due as a percentage of end of period gross receivables	0.8%	6.8%

Allowance for credit losses	$894,000	$1,639,000

Allowance for credit losses as a percentage of net receivables	6.4%	7.1%

(1)	Includes receivables in our consumer products, independent retailer and premium finance portfolios.

     Our finance receivables accounts which were 31 days or more past due decreased to $0.1 million at June 30, 2001 compared to $1.8 million at June 30, 2000. These declines primarily reflect the decline in the aggregate level of our finance receivables portfolios and accelerated write-offs in the fourth quarter of 2000 and the first six months of 2001. As a percentage of the end of period gross finance receivables, accounts with 31 days or more past due decreased to 0.8% at June 30, 2001 from 6.8% at June 30, 2000. We believe the rise in the provision for credit losses and write-offs during 2001 was a result of excessive credit burdens for some customers partly due to an aggressive over extension of credit in the marketplace in which we compete and partly due to a bus strike which commenced in September 2000 and lasted approximately five weeks. The allowance for credit losses at June 30, 2001 decreased to $0.9 million from $1.6 million at June 30, 2000, expressed as percentage of net receivables the allowance for credit losses decreased to 6.4% at June 30, 2001 compared to 7.1% at June 30, 2000.

     The following tables summarize the results of operations of the Company for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues

Interest income	$1,152,000	$1,786,000	$2,513,000	$3,648,000

Net sales	2,780,000	—	3,726,000	—

Other income	647,000	519,000	1,305,000	1,078,000

Total revenues	4,579,000	2,305,000	7,544,000	4,726,000

Costs and expenses

Operating expenses	1,906,000	1,142,000	3,226,000	2,475,000

Provision for credit losses	746,000	436,000	1,620,000	854,000

Cost of sales	1,715,000	—	2,294,000	—

Depreciation and amortization	53,000	20,000	74,000	39,000

Total costs and expenses	4,420,000	1,598,000	7,214,000	3,368,000

Income from operations	159,000	707,000	330,000	1,358,000

Provision for income taxes	66,000	282,000	132,000	543,000

Net income	$93,000	$425,000	$198,000	$815,000

Three Months Ended June 30, 2001 Compared With The Results of Operations For The Three Months Ended June 30, 2000

     Total revenue in the three months ended June 30, 2001 increased to $4.6 million from $2.3 million in the three months ended June 30, 2000, an increase of $2.3 million or 98.7%.

     Interest income for the three months ended June 30, 2001 decreased to $1.2 million from $1.8 million in the three months ended June 30, 2000, a decrease of $0.6 million or 35.5%. This decrease was primarily due to a decrease in our Consumer Products Portfolio as a result of a decreased level of receivables purchased from Central, reflecting Central’s declining retail sales. For the three months ended June 30, 2001, our net consumer products portfolio averaged $14.9 million compared to $22.9 million in the three months ended June 30, 2000.

     Net sales include retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Prior to the contribution, the retail store was owned and operated by Central.

     Other income for the three months ended June 30, 2001 increased to $0.6 million from $0.5 million in the three months ended June 30, 2000, an increase of $0.1 million or 24.7%. Other income primarily includes late charges and other fees charged on the receivables portfolio, fees earned from originating first and second trust mortgages for other financial institutions, and commissions and fees earned from the sale of automobile insurance. The increase is primarily due to an increase in fees earned from originating first and second trust mortgages for other financial institutions.

     Operating expenses for the three months ended June 30, 2001 increased to $1.9 million from $1.1 million in the three months ended June 30, 2000, an increase of $0.8 million or 66.9%. Operating expenses relating to the purchased consumer finance receivables business decreased in the three months ended June 30, 2001 by $0.2 as compared to the same period in 2000. This decrease was offset by $1.0 million of operating expenses of the retail store in the three months ended June 30, 2001.

     The provision for credit losses for the three months ended June 30, 2001 increased to $0.7 million from $0.4 million in the three months ended June 30, 2000. This increase was primarily attributable to increased write-offs and delinquencies in the consumer products portfolio. In the three months ended June 30, 2001, the Company also increased the provision for credit losses for the mortgage portfolio by $0.1 million.

     Cost of sales include the cost of retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Cost of sales as a percentage of net retail sales was 61.7% for the three months ended June 30, 2001.

     As a result of the foregoing factors, net income in the three months ended June 30, 2001 decreased to $0.1 million from $0.4 million in the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared With The Results of Operations For The Six Months Ended June 30, 2000

     Total revenue in the six months ended June 30, 2001 increased to $7.5 million from $4.7 million in the six months ended June 30, 2000, an increase of $2.8 million or 59.6%.

     Interest income for the six months ended June 30, 2001 decreased to $2.5 million from $3.6 million in the six months ended June 30, 2000, a decrease of $1.1 million or 31.1%. This decrease was primarily due to a decrease in our Consumer Products Portfolio as a result of a decreased level of receivables purchased from Central, reflecting Central’s declining retail sales. For the six months ended June 30, 2001, our net consumer products portfolio averaged $16.1 million compared to $23.5 million in the six months ended June 30, 2000.

     Net sales include retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Prior to contribution, the retail store was owned and operated by Central.

     Other income for the six months ended June 30, 2001 increased to $1.3 million from $1.1 million in the six months ended June 30, 2000, an increase of $0.2 million or 21.1%. Other income primarily includes late charges and other fees charged on the receivables portfolio, fees earned from originating first and second trust mortgages for other financial institutions, and commissions and fees earned from the sale of automobile insurance. The increase is primarily due to an increase in fees earned from originating first and second trust mortgages for other financial institutions.

     Operating expenses for the six months ended June 30, 2001 increased to $3.2 million from $2.5 million in the three months ended June 30, 2000, an increase of $0.7 million or 30.3%. Operating expenses relating to the purchased consumer finance receivables business decreased in the six months ended June 30, 2001 by $0.6 as compared to the same period in 2000. This decrease was offset by $1.3 million of operating expenses of the retail store in the six months ended June 30, 2001.

     The provision for credit losses for the six months ended June 30, 2001 increased to $1.6 million from $0.9 million in the six months ended June 30, 2000. This increase was primarily attributable to increased write-offs and delinquencies in the consumer products portfolio. In the six months ended June 30, 2001, the Company also increased the provision for credit losses for the mortgage portfolio by $0.2 million.

     Cost of sales include the cost of retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Cost of sales as a percentage of net retail sales was 61.6% in the first quarter of 2001. Prior to this date, the retail store was owned and operated by Central.

     As a result of the foregoing factors, net income in the six months ended June 30, 2001 decreased to $0.2 million from $0.8 million in the six months ended June 30, 2000.

Liquidity and Capital Resources

     We primarily finance our operations through the cash flow generated from operations and the liquidation of our receivables portfolios and, historically, from capital contributions from Central Financial.

     Net cash flow provided by operating activities totaled $2.2 million and $2.4 million in the six months ended June 30, 2001 and 2000, respectively. The source of cash primarily consisted of net operating income after non-cash items. Non-cash items included depreciation and amortization provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities included cash flows from increases (decreases) prepaid expenses and other current assets, inventory, accrued expenses and other current liabilities, and income taxes payable.

     Net cash provided by investing activities totaled $1.2 million and $1.4 million in the six months ended June 30, 2001 and 2000, respectively. Net cash provided by investing activities consisted of installment contracts and other contract receivables collected in the amount of $5.3 million and $1.4 million in the six months ended June 30, 2001 and 2000, respectively, offset by an increase in notes receivable from affiliate of $4.1 million in 2001.

     Net cash provided by financing activities totaled $0.2 million for the six months ended June 30, 2001 and net cash used in financing activities totaled $3.8 million for the six months ended June 30, 2000. Net cash provided by financing consisted of proceeds from issuance of stock totaling $0.2 million in the six months ended June 30, 2001. Net cash used in financing activities consisted of repayment of notes payable totaling $1.8 million and capital distributions totaling $2.0 million to Central Financial in the six months ended June 30, 2000.

     We presently do not have a bank line of credit. Pursuant to the Operating Agreement with Hispanic Express, Hispanic Express has agreed to guarantee up to $4.0 million of bank borrowings to acquire consumer receivables that we may purchase from Central. Should we decide to expand our mortgage business, we will need to obtain a bank line of credit.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANNER CENTRAL FINANCE COMPANY

August 14, 2001	/s/ Gary M Cypres

Gary M. Cypres Chairman of the Board, Chief Executive Officer and Chief Financial Officer