Form 10-Q
period 2001-09-30
BANNER CENTRAL FINANCE CO
filed 2001-11-14
CIK 1125633

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2001.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549
                                   FORM 10-QSB
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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



Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

Number of shares outstanding of the Registrant's Common Stock, as of November 14, 2001 7,417,400:

Traditional  Small  Business  Disclosure  Format.   Yes  [x]  No  [  ]

                                       BANNER CENTRAL FINANCE COMPANY

                                             FORM 10-Q


                                               INDEX

                                                                                            Page No.
                                                                                            --------


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 200. . .   3

          Condensed Consolidated Statements of Income for the Three and Nine Months Ended
          September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations  13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS




                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                     (UNAUDITED)

                                                SEPTEMBER 30,    DECEMBER 31,
                                                     2001            2000
                                                --------------  -------------
ASSETS
Cash and cash equivalents. . . . . . . . . . .  $   11,743,000  $      77,000
Finance receivables, net . . . . . . . . . . .      13,803,000     23,709,000
Prepaid expenses and other current assets. . .          56,000         10,000
Note receivable from affiliate . . . . . . . .               -      2,493,000
Receivable from related party. . . . . . . . .         158,000              -
Inventory. . . . . . . . . . . . . . . . . . .       2,710,000      3,559,000
Deferred income taxes. . . . . . . . . . . . .         383,000        330,000
Property and equipment, net. . . . . . . . . .       3,741,000        116,000
Intangible and other assets, net . . . . . . .         642,000        661,000
                                                --------------  -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . .  $   33,236,000  $  30,955,000
                                                ==============  =============

LIABILITIES AND STOCKHOLDERS EQUITY
Accrued expenses and other current liabilities  $      922,000  $   1,414,000
                                                --------------  -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . .         922,000      1,414,000

Minority interest in subsidiary. . . . . . . .         493,000              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Stockholders equity. . . . . . . . . . . . . .      31,821,000     29,541,000
                                                --------------  -------------
Total stockholders equity. . . . . . . . . . .      31,821,000     29,541,000
                                                --------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY. . .  $   33,236,000  $  30,955,000
                                                ==============  =============







The accompanying notes are an integral part of these condensed consolidated financial statements.


                         BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)


                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                 ----------------------   -----------------------

                                                   2001         2000         2001         2000
                                                -----------  -----------  -----------  ----------
REVENUES
Interest income. . . . . . . . . . . . . . . .  $1,040,000   $1,584,000   $ 3,553,000  $5,232,000
Net sales. . . . . . . . . . . . . . . . . . .   2,189,000            -     5,915,000           -
Other income . . . . . . . . . . . . . . . . .     632,000      585,000     1,937,000   1,663,000
                                                -----------  -----------  -----------  ----------
Total revenues . . . . . . . . . . . . . . . .   3,861,000    2,169,000    11,405,000   6,895,000
                                                -----------  -----------  -----------  ----------

COSTS AND EXPENSES
Operating expenses . . . . . . . . . . . . . .   2,089,000    2,167,000     5,315,000   4,642,000
Provision for credit losses. . . . . . . . . .     545,000      568,000     2,165,000   1,422,000
Cost of sales. . . . . . . . . . . . . . . . .   1,383,000            -     3,677,000           -
Depreciation and amortization. . . . . . . . .      54,000       17,000       128,000      56,000
                                                -----------  -----------  -----------  ----------
TOTAL COSTS AND EXPENSES . . . . . . . . . . .   4,071,000    2,752,000    11,285,000   6,120,000
                                                -----------  -----------  -----------  ----------
Income (loss) from operations. . . . . . . . .    (210,000)    (583,000)      120,000     775,000
Provision (benefit) for income taxes . . . . .     (74,000)    (233,000)       58,000     310,000
                                                -----------  -----------  -----------  ----------
NET (LOSS) INCOME. . . . . . . . . . . . . . .  $ (136,000)  $ (350,000)  $    62,000  $  465,000
                                                ===========  ===========  ===========  ==========


Earnings (loss) per common share (unaudited):
    Basic. . . . . . . . . . . . . . . . . . .  $    (0.02)  $    (0.05)  $      0.01  $     0.06
    Diluted. . . . . . . . . . . . . . . . . .  $    (0.02)  $    (0.05)  $      0.01  $     0.06
Shares used in calculating earnings (loss)
per common share:
    Basic. . . . . . . . . . . . . . . . . . .   7,411,000    7,166,000     7,276,000   7,166,000
    Diluted. . . . . . . . . . . . . . . . . .   7,411,000    7,166,000     7,277,000   7,166,000





    The accompanying notes are an integral part of these condensed consolidated financial statements.


                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      --------------------------
                                                          2001          2000
                                                      ------------  ------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . .  $    62,000   $   465,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization. . . . . . . . . . .      128,000        56,000
  Provision for credit losses. . . . . . . . . . . .    2,165,000     1,422,000
  Deferred income taxes. . . . . . . . . . . . . . .       23,000        76,000
  Changes in assets and liabilities:
     Prepaid expenses and other current assets . . .      (46,000)       85,000
     Receivables from related party. . . . . . . . .     (158,000)            -
     Inventory . . . . . . . . . . . . . . . . . . .      796,000       611,000
     Accrued expenses and other current liabilities.     (492,000)      813,000
                                                      ------------  ------------
Net cash provided by operating activities. . . . . .    2,478,000     3,528,000
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment contracts and other contract receivables
    collected, net of recoveries . . . . . . . . . .    7,741,000     3,505,000
Decrease in note receivable from affiliate . . . . .    1,212,000             -
Capital expenditures . . . . . . . . . . . . . . . .      (16,000)      (12,000)
                                                      ------------  ------------
 Net cash provided by investing activities . . . . .    8,937,000     3,493,000
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable. . . . . . . . . . . . . .            -    (1,800,000)
Proceeds from issuance of stock. . . . . . . . . . .      251,000             -
Capital distribution to related party. . . . . . . .            -    (5,266,000)
                                                      ------------  ------------
Net cash provided by (used in) financing activities.      251,000    (7,066,000)
                                                      ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   11,166,000       (45,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . .       77,000        72,000
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . .  $11,743,000   $    27,000
                                                      ============  ============
CASH PAID DURING THE YEAR FOR:
      INTEREST . . . . . . . . . . . . . . . . . . .  $         -   $         -
      INCOME TAXES . . . . . . . . . . . . . . . . .       60,000         9,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS  OF  PRESENTATION  AND  NATURE  OF  OPERATIONS

     Basis of Presentation - The condensed consolidated financial statements of Banner Central Finance Company ("Banner Central Finance" or the "Company") are unaudited, other than the consolidated balance sheet at December 31, 2000. In the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, and the notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     Banner Central Finance was formed in September 2000 and was a wholly-owned subsidiary of Central Financial Acceptance Corporation ("Central Financial"). On September 6, 2000 the Board of Directors of Central Financial Acceptance Corporation ("Central Financial") approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan") under which Central Financial's subsidiaries have been reorganized into two public companies, Banner Central Finance Company and Hispanic Express, Inc. ("Hispanic Express"). On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Banner Central Finance and Hispanic Express. Pursuant to the Plan, Central Financial contributed to Banner Central Finance its investment in subsidiaries, which are engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business and contributed to Hispanic Express its investment subsidiaries that are engaged in the small loan, travel finance, check cashing and travel services businesses.

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

     On February 28, 2001, Central Financial contributed 80% of the outstanding common stock of BCE Properties II, Inc. to the Company. For financial reporting purposes the contribution was recorded on a historical cost basis and resulted in an increase in stockholders' equity of approximately $1,900,000. On February 28, 2001, Central Financial purchased and contributed to the Company the business, assets and certain obligations of a retail store previously operated by Banner Central Electric, Inc. ("Central"), an affiliated company, for approximately $392,000.

     Nature of Operations - The Company: (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by the Company's retail store and retail stores owned by Central; (ii) provides automobile insurance products and insurance premium financing to its customers; and (iii) originates first and second trust mortgages. The Company's purchased finance receivables business is dependent upon the business activity of the Company's retail store and the retail stores owned by Central, which are located in Southern California. Central has granted the Company the exclusive right to purchase the receivables it originates when it sells its inventory at its retail stores. The Company generally experiences the highest demand for its financial products and services between October and December.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     New Accounting Pronouncements - The Financial Accounting Standards Board
(FASB) has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules will consist of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142,"Goodwill and Other Intangible Assets". The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. In accordance with these new accounting standards, the Company plans to adopt SFAS No. 141 and No. 142 on January 1, 2002.

2.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Options to purchase 465,000 shares of common stock were outstanding at September 30, 2001. Basic earnings and diluted earnings per share for the three and nine months ended September 30, 2000 is based on the number of shares of common stock issued by the Company pursuant to the Plan and are assumed to be outstanding as of January 1, 2000.

     The following table sets forth the computation of basic and diluted earnings per share:




                                           THREE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------

                                               2001               2000
                                            -----------       -----------
NUMERATOR:
Net loss . . . . . . . . . . . . . . . . .  $ (136,000)       $ (350,000)
                                            -----------       -----------
DENOMINATOR:
Denominator for basic earnings (loss) per share
  weighted average shares outstanding . .    7,411,000         7,166,000
Effect of dilutive securities:
Dilutive options . . . . . . . . . . . . .           -                 -
                                            -----------       -----------
Dilutive potential common shares . . . . .           -                 -
                                            -----------       -----------
Denominator for diluted earnings per share   7,411,000         7,166,000
                                            ===========       ===========

Basic earnings (loss) per share. . . . . .  $    (0.02)       $    (0.05)
Diluted earnings (loss) per share. . . . .  $    (0.02)       $    (0.05)

              BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                           NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------
                                               2001             2000
                                            ----------       ----------
NUMERATOR:
Net income . . . . . . . . . . . . . . . .  $   62,000       $  465,000
                                            ----------       ----------
DENOMINATOR:

Denominator for basic earnings per share
    weighted average shares outstanding. .   7,276,000        7,166,000
Effect of dilutive securities:
Dilutive options . . . . . . . . . . . . .       1,000                -
                                            ----------       ----------
Dilutive potential common shares . . . . .       1,000                -
                                            ----------       ----------
Denominator for diluted earnings per share   7,277,000        7,166,000
                                            ==========       ==========

Basic earnings per share . . . . . . . . .  $     0.01       $     0.06
Diluted earnings per share . . . . . . . .  $     0.01       $     0.06

3.  CERTAIN CONSOLIDATED FINANCIAL STATEMENT DETAILS


FINANCE RECEIVABLES                        SEPTEMBER 30,       DECEMBER 31,
                                              2001                2000
                                           -----------         -----------
Gross finance receivables:
Consumer product portfolio. . . . . . .    $12,944,000         $21,254,000
Mortgage portfolio. . . . . . . . . . .      3,801,000           5,585,000
Other portfolios. . . . . . . . . . . .        260,000             508,000
                                           -----------         -----------
                                            17,005,000          27,347,000
                                           -----------         -----------
Less:
Deferred interest and insurance . . . .      1,419,000           2,407,000
Deferred loan origination fees. . . . .        320,000             548,000
Allowance for credit losses . . . . . .      1,463,000             683,000
                                           -----------         -----------
                                             3,202,000           3,638,000
                                           -----------         -----------
Finance receivables, net. . . . . . . .    $13,803,000         $23,709,000
                                           ===========         ===========

     Customers are required to make monthly payments on the Company's receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:

                                            SEPTEMBER 30,     DECEMBER 31,
                                                2001              2000
                                            -----------        -----------
Consumer Product Portfolio:
    Past due 31 days plus . . . . . . . .   $  326,000          $  257,000
                                            ==========          ==========

Mortgage Portfolio:
    Past due 31 days plus . . . . . . . .   $  436,000          $  394,000
                                            ==========          ==========

Other Portfolios:
    Past due 31 days plus . . . . . . . .   $    2,000            $  6,000
                                            ==========          ==========

              BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The allowance for credit losses includes the following:




                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------

                                                      2001          2000
                                                 ------------  ------------
Allowance for credit losses, beginning
    of the period. . . . . . . . . . . . .       $ 1,145,000   $ 1,504,000
Provision for credit losses. . . . . . . .           545,000       568,000
Charge-offs, net of recoveries . . . . . .          (227,000)     (568,000)
                                                 ------------  ------------
Allowance for credit losses, end of period       $ 1,463,000   $ 1,504,000
                                                 ============  ============

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                      2001          2000
                                                 ------------  ------------
Allowance for credit losses, beginning
    of the period. . . . . . . . . . . . .       $   683,000   $ 1,668,000
Provision for credit losses. . . . . . . .         2,165,000     1,422,000
Charge-offs, net of recoveries . . . . . .        (1,385,000)   (1,586,000)
                                                 ------------  ------------
Allowance for credit losses, end of period       $ 1,463,000   $ 1,504,000
                                                 ============  ============


PROPERTY AND EQUIPMENT                             SEPTEMBER 30, DECEMBER 31,
                                                      2001          2000
                                                   -----------   -----------
Land. . . . . . . . . . . . . . . . . . .            $1,203,000   $        -
Buildings and improvements. . . . . . . .             3,156,000        8,000
Furniture, equipment and software . . . .               179,000      168,000
                                                     ----------    ---------
                                                      4,538,000      176,000
Less: Accumulated depreciation. . . . . .               797,000       60,000
                                                     ----------    ---------
                                                     $3,741,000   $  116,000
                                                     ===========  ==========



INTANGIBLE AND OTHER ASSETS                        SEPTEMBER 30, DECEMBER 31,
                                                      2001          2000
                                                   -----------  ------------
Goodwill . . . . . . . . . . . . . . . .            $ 780,000     $  780,000
Less: Accumulated amortization . . . . .              138,000        119,000
                                                    ---------      ---------
                                                    $ 642,000     $  661,000
                                                    ==========     =========

              BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



OTHER INCOME                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                       2001          2000
                                                    ---------      ---------
Late and extension charges. . . . . .                $143,000       $341,000
Mortgage loan origination and fee
    income. . . . . . . . . . . . . .                 301,000         71,000
Insurance products and other. . . . .                 188,000        173,000
                                                     --------       --------
                                                     $632,000       $585,000
                                                     ========       ========



                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------

                                                     2001             2000
                                                  ----------       ----------
Late and extension charges. . . . . .              $  535,000     $  936,000
Mortgage loan origination and fee
    income. . . . . . . . . . . . . .                 804,000        155,000
Insurance products and other. . . . .                 598,000        572,000
                                                   ----------     ----------
                                                   $1,937,000     $1,663,000
                                                   ==========     ==========

4.  RELATED PARTY TRANSACTIONS

     In connection with its formation, the Company, Central Financial, Hispanic Express and Central entered into certain agreements including, the Financing Agreement, the Operating Agreement and the Tax Sharing Agreement, for defining their ongoing relationships.

     The Financing Agreement grants the Company the exclusive right to provide financing to Central customers for a term of ten years from the date of the Plan and provides that any contracts purchased pursuant to this agreement will be at face value. As part of the Financing Agreement, the Company has agreed to provide Central with up to $6.0 million of inventory or inventory financing as long as the Financing Agreement remains in effect and Central has agreed to provide the Company, at no charge, an amount of floor space at Central's stores as the Company from time to time requests. In connection with the Financing Agreement, Central purchased $3.5 million and $13.8 million of inventory from the Company during the nine months ended September 30, 2001 and 2000, respectively. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Central.


     The Operating Agreement provides, among other things, that Hispanic Express or its affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including receivables servicing, collections, payments, applications, accounting, management information systems and employee benefits. The Operating Agreement also provides that Hispanic Express will guarantee up to $4,000,000 of bank or similar financing of the Company, pursuant to certain conditions. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to the Company, or to the extent that other costs are incurred by Hispanic Express or its affiliates that directly relate to the Company, the Company is obligated to pay Hispanic Express or its affiliates the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Hispanic Express upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Allocated expenses totaled $595,000 and $1,624,000 for the three and nine months ended September 30, 2001, respectively, and $755,000 and $2,410,000 for the three and nine months ended September 30, 2000, respectively.

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

     For the nine months ended September 30, 2000, the Company made a capital distribution to Central Financial totaling $5,266,000. The capital transactions for the periods presented reflect contributions and distributions arising from the changing levels of the Company's receivables portfolios.

     Prior to September 30, 2001, the Company had a note receivable from Hispanic Express in the amount of $5,325,000 which bore interest per annum at the prime rate which averaged 6.75% for the nine months ended September 30, 2001. The note receivable was repaid by Hispanic Express on September 30, 2001. Interest income earned on the note receivable from Hispanic Express was $90,000 and $213,000 for the three and nine months ended September 30, 2001, respectively.

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

                    BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



REVENUES
                                         THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------
                                              2001              2000
                                           -----------       ----------
Consumer Receivables. . . . . .            $ 1,035,000      $ 1,643,000
Mortgage Loans. . . . . . . . .                450,000          314,000
Other . . . . . . . . . . . . .              2,376,000          212,000
Corporate Overhead. . . . . . .                      -                -
                                           -----------       ----------
Total revenues. . . . . . . . .            $ 3,861,000      $ 2,169,000
                                           ===========       ==========

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------
                                               2001             2000
                                           -----------       ----------
Consumer Receivables. . . . . .            $ 3,601,000      $ 5,419,000
Mortgage Loans. . . . . . . . .              1,325,000          870,000
Other . . . . . . . . . . . . .              6,479,000          606,000
Corporate Overhead. . . . . . .                      -                -
                                          ------------      -----------
Total revenues. . . . . . . . .           $11,405,000       $ 6,895,000
                                          ============      ===========


INCOME(LOSS) FROM OPERATIONS
                                         THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------
                                               2001             2000
                                          ------------      -------------
Consumer Receivables . . . . . .          $     32,000      $  (889,000)
Mortgage Loans . . . . . . . . .               180,000          350,000
Other. . . . . . . . . . . . . .              (287,000)          32,000
Corporate Overhead . . . . . . .              (135,000)         (76,000)
                                          -------------     ------------
Loss from operations . . . . . .          $   (210,000)     $  (583,000)
                                          =============     ============

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------
                                            2001                 2000
                                        --------------       ------------
Consumer Receivables . . . . . .         $    425,000       $    716,000
Mortgage Loans . . . . . . . . .              451,000            266,000
Other. . . . . . . . . . . . . .             (281,000)           (32,000)
Corporate Overhead . . . . . . .             (475,000)          (175,000)
                                        --------------       ------------
Income from operations . . . . .         $    120,000       $    775,000
                                        =============        ============

TOTAL ASSETS
                                          SEPTEMBER 30,      DECEMBER 31,
                                               2001              2000
                                         --------------     -------------

Consumer Receivables . . . . . .         $ 26,526,000       $ 24,886,000
Mortgage Loans . . . . . . . . .            3,217,000          4,913,000
Other. . . . . . . . . . . . . .            3,493,000          1,156,000
Corporate Overhead . . . . . . .                    -                  -
                                          ------------       ------------
Total assets . . . . . . . . . .         $  33,236,000      $ 30,955,000
                                         =============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Quarterly Report on Form 10-QSB may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Banner Central Finance and its subsidiaries (the "Company" which may be referred to as "we" or "us," when referring only to the parent company) operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Description of Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, as amended.

FINANCIAL TRENDS

PORTFOLIOS

     The following sets forth certain information relating to our portfolios for the periods indicated:



                                                            CONSUMER PRODUCT PORTFOLIO
                                                            --------------------------
                                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------  --------------------------------
                                                     2001          2000          2001          2000
                                                 ------------  ------------  ------------  ------------
Gross receivable (at end of period) . . . . . .  $12,944,000   $22,771,000   $12,944,000   $22,771,000
Deferred interest (at end of period). . . . . .    1,350,000     2,244,000     1,350,000     2,244,000
                                                 ------------  ------------  ------------  ------------
Net receivable (at end of period) . . . . . . .   11,594,000    20,527,000    11,594,000    20,527,000
Deferred insurance revenues (at end of period).       17,000        50,000        17,000        50,000
                                                 ------------  ------------  ------------  ------------
Net carrying value (at end of period) . . . . .  $11,577,000   $20,477,000   $11,577,000   $20,477,000
                                                 ============  ============  ============  ============
Average net receivable (1). . . . . . . . . . .  $13,023,000   $21,445,000   $15,076,000   $22,805,000
Number of contracts (at end of period). . . . .       27,097        43,908        27,097        43,908
Average net contract balance (at end of period)  $       427   $       470   $       427   $       470

Total interest income . . . . . . . . . . . . .  $   880,000   $ 1,289,000   $ 2,987,000   $ 4,268,000
Late charge and extension fee income. . . . . .      143,000       325,000       531,000       889,000

Provision for credit losses . . . . . . . . . .  $   489,000   $   560,000   $ 1,950,000   $ 1,395,000
Provision for credit loss as a percentage of
    average net receivable (2). . . . . . . . .         15.0%         10.4%         17.2%          8.2%
Net write-offs. . . . . . . . . . . . . . . . .  $   231,000   $   410,000   $ 1,306,000   $ 1,245,000
Net write-offs as a percentage of average net
    receivable (2). . . . . . . . . . . . . . .          7.1%          7.6%         11.6%          7.3%

Average interest rate on average net
    receivable (2). . . . . . . . . . . . . . .         27.0%         24.0%         26.4%         25.0%

(1) Average net receivable is defined as the average gross receivables, less the average deferred interest and insurance.

(2) Percentages for the three and nine months ended September 30, 2001 and 2000 are annualized.

CREDIT QUALITY

     The provision for credit losses in our consumer product, mortgage and other portfolios are made following the origination of loans over the period that the events giving rise to the credit losses are estimated to occur. Our portfolios comprise homogenous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. We pursue collection of past due accounts, and when the characteristics of an individual account indicate that collection is unlikely, the account is charged off and turned over to a collection agency. We accrue interest up to the time we charge off an account. In the fourth quarter of 2000, our loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike in 2000 and a deteriorating economic climate in 2001, our delinquencies have increased and in response we tightened our credit guidelines and we reevaluated our current charge-off policies and charged-off accounts that were past due at the end of a calendar quarter and which did not make any payments thereafter. Prior to that, our charge off policy was to automatically charge-off delinquent accounts over 150 days past due.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Our management's periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions.

     For information concerning our provisions for credit loses and charge-offs experienced in our consumer product portfolios, see "Financial Trends - Portfolios" above.

PAYMENT AND COLLECTIONS

     Industry studies estimate that a significant percentage of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule or statement that we provide to them. The vast majority of our customers make their payments in cash at our payment facilities.

     We consider payments past due if a borrower fails to make any payment in full on or before its due date, as specified in the installment credit or mortgage loan contract the customer signs. We currently attempt to contact borrowers whose payments are not received by the due date within 10 days after such due date. We contact these borrowers by both letter and telephone. If no payment is remitted to us after the initial contact, we make additional contacts every seven days, and, after a loan becomes 31 days delinquent, we generally turn over the account to our credit collectors. Under our guidelines, we generally charge-off and turn over an account to a collection agency when we determine that the account is uncollectible.

MORTGAGE PORTFOLIO

     At September 30, 2001 and 2000, the gross receivables of the mortgage portfolio were $3.8 million and $6.3 million, respectively. The number of mortgage loans outstanding at September 30, 2001 and 2000 were 530 and 737, respectively. The average interest rate on the portfolio for the nine months ended September 30, 2001 and 2000 was 16.9%, and 15.0%, respectively. At September 30, 2001 and 2000, there were $0.4 million and $0.3 million of receivables with balances over 31 days past due.

DELINQUENCY EXPERIENCE AND ALLOWANCE FOR CREDIT LOSSES

     Borrowers under our contracts are required to make monthly payments. The following table sets forth our delinquency experience for accounts with payments 31 days or more past due and allowance for credit losses for our finance receivables.


                                                 FINANCE RECEIVABLES (1)
                                                 -----------------------
                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------

                                                 2001              2000
                                              -----------       -----------
Past due accounts 31 days or more
    (gross receivable) . . . . . . . . . . .  $  328,000        $1,502,000

Accounts with payments 31 days or
    more past due as a percentage of end
    of period gross receivables. . . . . . .         2.5%              6.4%


Allowance for credit losses. . . . . . . . .  $1,151,000        $1,441,000

Allowance for credit losses as a percentage
    of net receivables . . . . . . . . . . .         9.8%              6.8%

(1) Includes receivables in our consumer products and independent retailer portfolios.
(2) Net receivables is defined as gross receivables, less deferred interest and deferred administrative and insurance revenues.


     Our finance receivables accounts which were 31 days or more past due decreased to $0.3 million at September 30, 2001 compared to $1.5 million at September 30, 2000. The accounts with payments 31 days or more past due as a percentage of end of period gross receivables have decreased as a percentage of gross receivables to 2.5% from 6.4% as of September 30, 2001 and 2000, respectively. The decrease in percentage of accounts with payments 31 days or more past due as a percentage of end of period gross receivables is primarily due to a change in the Company's charge-off policy in December 2000. We believe the rise in the provision for credit losses and write-offs during 2001 was a result of excessive credit burdens for some customers partly due to an aggressive over extension of credit in the marketplace and deteriorating economic climate in the market we serve. The allowance for credit losses was $1.2 million and $1.4 million at September 30, 2001 and 2000, respecitvely. The allowance for credit losses as a percentage of net receivables increased to 9.8% at September 30, 2001 from 6.8% at September 30, 2000.


                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                              ------------------------   ----------------------
                                                2001         2000         2001         2000
                                              -----------  -----------  -----------  ----------
REVENUES
Interest income . . . . . . . . . . . .       $1,040,000   $1,584,000   $ 3,553,000  $5,232,000
Net sales . . . . . . . . . . . . . . .        2,189,000            -     5,915,000           -
Other income. . . . . . . . . . . . . .          632,000      585,000     1,937,000   1,663,000
                                              -----------  -----------  -----------  ----------
TOTAL REVENUES. . . . . . . . . . . . .        3,861,000    2,169,000    11,405,000   6,895,000
                                              -----------  -----------  -----------  ----------

COSTS AND EXPENSES
Operating expenses . . . . .  . . . . .        2,089,000    2,167,000     5,315,000   4,642,000
Provision for credit losses . . . . . .          545,000      568,000     2,165,000   1,422,000
Cost of sales . . . . . . . . . . . . .        1,383,000            -     3,677,000           -
Depreciation and amortization . . . . .           54,000       17,000       128,000      56,000
                                              -----------  -----------  -----------  ----------
TOTAL COSTS AND EXPENSES. . . . . . . .        4,071,000    2,752,000    11,285,000   6,120,000
                                              -----------  -----------  -----------  ----------
Income (loss) from operations . . . . .         (210,000)    (583,000)      120,000     775,000
Provision (benefit) for income taxes. .          (74,000)    (233,000)       58,000     310,000
                                              -----------  -----------  -----------  ----------
NET (LOSS) INCOME . . . . . . . . . . .       $ (136,000)  $ (350,000)  $    62,000  $  465,000
                                              ===========  ===========  ===========  ==========

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenue in the three months ended September 30, 2001 increased to $3.9 million from $2.2 million in the three months ended September 30, 2000, an increase of $1.7 million or 78.0%.

     Interest income for the three months ended September 30, 2001 decreased to $1.0 million from $1.6 million in the three months ended September 30, 2000, a decrease of $0.6 million or 34.3%. This decrease was primarily due to a decrease in our Consumer Products Portfolio as a result of a decreased level of receivables purchased from Central, reflecting Central's declining retail sales. For the three months ended September 30, 2001, our net consumer products portfolio averaged $13.0 million compared to $21.4 million in the three months ended September 30, 2000.

     Net sales include retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Prior to the contribution, the retail store was owned and operated by Central.

     Other income was $0.6 million for the three months ended September 30, 2001 and 2000, respectively. Other income primarily includes late charges and other fees charged on the receivables portfolio, fees earned from originating first and second trust mortgages for other financial institutions, and commissions and fees earned from the sale of automobile insurance.

     Operating expenses for the three months ended September 30, 2001 decreased to $2.1 million from $2.2 million in the three months ended September 30, 2000, a decrease of $0.1 million or 3.6%. Operating expenses relating to the purchased consumer finance receivables business decreased in the three months ended September 30, 2001 by $1.1 as compared to the same period in 2000. This decrease was offset by $1.1 million of operating expenses of the retail store in the three months ended September 30, 2001.

     The provision for credit losses for the three months ended September 30, 2001 decreased to $0.5 million from $0.6 million in the three months ended September 30, 2000. This decrease was primarily attributable to a decrease in write-offs and delinquencies, as a result of a decrease in the average balance of the consumer products portfolio. In the three months ended September 30, 2001, the Company also increased the provision for credit losses for the mortgage portfolio by $0.1 million.

     Cost of sales include the cost of retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Cost of sales as a percentage of net retail sales was 63.2% for the three months ended September 30, 2001.

     As a result of the foregoing factors, net loss in the three months ended September 30, 2001 decreased to $0.1 million from $0.4 million in the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenue in the nine months ended September 30, 2001 increased to $11.4 million from $6.9 million in the nine months ended September 30, 2000, an increase of $4.5 million or 65.4%.

     Interest income for the nine months ended September 30, 2001 decreased to $3.6 million from $5.2 million in the nine months ended September 30, 2000, a decrease of $1.6 million or 32.1%. This decrease was primarily due to a decrease in our Consumer Products Portfolio as a result of a decreased level of receivables purchased from Central, reflecting Central's declining retail sales. For the nine months ended September 30, 2001, our net consumer products portfolio averaged $15.1 million compared to $22.8 million in the nine months ended September 30, 2000.

     Net sales include retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Prior to contribution, the retail store was owned and operated by Central.

     Other income for the nine months ended September 30, 2001 increased to $1.9 million from $1.7 million in the nine months ended September 30, 2000, an increase of $0.2 million or 16.5%. Other income primarily includes late charges and other fees charged on the receivables portfolio, fees earned from originating first and second trust mortgages for other financial institutions, and commissions and fees earned from the sale of automobile insurance. The increase is primarily due to an increase in fees earned from originating first and second trust mortgages for other financial institutions.

     Operating expenses for the nine months ended September 30, 2001 increased to $5.3 million from $4.6 million in the three months ended September 30, 2000, an increase of $0.7 million or 14.5%. Operating expenses relating to the purchased consumer finance receivables business decreased in the nine months ended September 30, 2001 by $1.8 as compared to the same period in 2000. This decrease was offset by $2.5 million of operating expenses of the retail store in the nine months ended September 30, 2001.

     The provision for credit losses for the nine months ended September 30, 2001 increased to $2.2 million from $1.4 million in the nine months ended September 30, 2000. This increase was primarily attributable to increased write-offs and delinquencies in the consumer products portfolio. In the nine months ended September 30, 2001, the Company also increased the provision for credit losses for the mortgage portfolio by $0.2 million.

     Cost of sales include the cost of retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Cost of sales as a percentage of net retail sales was 62.2% in 2001. Prior to this date, the retail store was owned and operated by Central.

     As a result of the foregoing factors, net income in the nine months ended September 30, 2001 decreased to $0.1 million from $0.5 million in the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We primarily finance our operations through the cash flow generated from operations and the liquidation of our receivables portfolios and, historically, from capital contributions from Central Financial.

     Net cash flow provided by operating activities totaled $2.5 million and $3.5 million in the nine months ended September 30, 2001 and 2000, respectively. The source of cash primarily consisted of net operating income after non-cash items. Non-cash items included depreciation and amortization provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities included cash flows from increases (decreases) in prepaid expenses and other current assets, receivables from related party, inventory, accrued expenses and other current liabilities, and income taxes payable.

     Net cash provided by investing activities totaled $8.9 million and $3.5 million in the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by investing activities consisted of installment contracts and other contract receivables collected in the amount of $7.7 million and $3.5 million in the nine months ended September 30, 2001 and 2000, respectively, and a decrease in notes receivable from affiliate of $1.2 million in 2001.

     Net cash provided by financing activities totaled $0.3 million for the nine months ended September 30, 2001 and net cash used in financing activities totaled $7.1 million for the nine months ended September 30, 2000. Net cash provided by financing consisted of proceeds from issuance of stock totaling $0.3 million in the nine months ended September 30, 2001. Net cash used in financing activities consisted of repayment of notes payable totaling $1.8 million and capital distributions totaling $5.3 million to Central Financial in the nine months ended September 30, 2000.

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

BANNER  CENTRAL  FINANCE  COMPANY



November  14,  2001               /s/ Gary M Cypres
                                 ---------------------------
                                 Gary Cypres
                                 Chairman of the Board,
                                 Chief Executive Officer and
                                 Chief Financial Officer