Form 10KSB
period 2001-12-31
BANNER CENTRAL FINANCE CO
filed 2002-04-01
CIK 1125633

As filed with the Securities and Exchange
                         Commission on March 29, 2002.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
             Of the Securities and Exchange Act of 1934, as amended
                   For the Fiscal Year Ended December 31, 2001

                        COMMISSION FILE NUMBER: 000-31747

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

Securities Registered under Section 12(b) of the Act:None
Name of each exchange on which registered:           None
Securities Registered under Section 12(g) of the Act:Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                  No
                      -----                  -----

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:$14,982,000

State the aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At March 15, 2002, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $6,037,200 (computed based on the closing share price of the Common Stock on March 15, 2002)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: 7,417,400 at March 15, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated               Part of Form 10-KSB into which Incorporated
--------------------------------    -------------------------------------------
Definitive Proxy Statement for the      Definitive Proxy Statement for the
2002 Annual Meeting of Stockholders                Part III

                             TABLE OF CONTENTS




                                                                           Page
PART I   ..................................................................... 1

         Item 1. Description of Business.....................................  1

         Item 2. Properties.................................................. 11

         Item 3. Legal Proceedings........................................... 12

         Item 4. Submission of Matters to a Vote of Security Holders......... 12

PART II...................................................................... 12
         Item 5. Market for Registrants' Common Equity and Related
                 Stockholder Matters ........................................ 12

         Item 6. Management's Discussion and Analysis and Results
                 of Operations .............................................. 13

         Item 7. Financial Statements........................................ 20

         Item 8. Changes in and Disagreements with Accountants and
                 Financial Disclosure ....................................... 39

Part III .....................................................................39

         Item 9. Directors, Executive Officers, Promotoers and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act........... 39

         Item 10.Executive Compensation...................................... 39

         Item 11.Security Ownership of Certain Beneficial Owners
                 and Management ............................................. 39

         Item 12.Certain Relationships and Related Transactions.............. 39

         Item 13.Exhibits and Reports on Form 8-K............................ 40

         Signatures.......................................................... 41

                                     PART I

Item 1.  Description of Business


Introduction

     Certain matters discussed in this Annual Report on Form 10-KSB may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Banner Central Finance Company and its subsidiaries (the "Company" which may be referred to as "we," "our" and "us," or "Banner Central Finance") operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1.Description of Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

Company Overview

     On February 28, 2001, Central Financial Acceptance Corporation, or Central Financial, completed a Plan of Complete Dissolution, Liquidation and Distribution, or the Plan, which provided for the dissolution and liquidation of Central Financial, and the liquidating distribution to its stockholders of all the common stock of the two subsidiaries that were wholly-owned by Central Financial, one of which was our company, Banner Central Finance, and the other of which was Hispanic Express, Inc., or Hispanic Express. In connection with the Plan, Central Financial contributed all of its assets and business to Banner Central Finance and Hispanic Express. Specifically:

          - Central Financial contributed to Banner Central Finance all of the issued and outstanding capital stock of Central Installment Credit Corporation, Central Financial Acceptance/Insurance Agency and Central Premium Finance Company, each of which are wholly-owned subsidiaries of Banner Central Finance. In addition, Central Financial contributed to Central Installment Credit Corporation the assets and liabilities of the mortgage business owned by Central Consumer Finance Company. As a result of these contributions, Banner Central Finance through its subsidiaries is engaged in the purchased consumer receivables business, the mortgage business and the sale and financing of automobile insurance at the time of the liquidating distribution to shareholders.

          - Central Financial contributed to Hispanic Express all of the issued and outstanding capital stock of Central Consumer Finance Company, Centravel, Inc. and BCE Properties I, Inc., each of which are now wholly-owned subsidiaries of Hispanic Express. Central Consumer Finance Company has four wholly-owned subsidiaries, namely, Central Check Cashing, Inc., Central Financial Acceptance Corporation Accidental & Health Reinsurance, Limited, Central Finance Reinsurance, Ltd. and Central Consumer Company of Nevada. As a result of these contributions, Hispanic Express through its subsidiaries is engaged in the consumer financial products business and the travel services business at the time of the liquidating distribution to shareholders.

     Set forth below are charts that illustrate the relationships among the companies discussed above, before and after the consummation of the Plan.

                                  [FLOW CHART]

                                    BEFORE*


                                  [FLOW CHART]


                                     AFTER*



*Each subsidiary is wholly-owned by its respective parent company.

     Our shares of common stock trade on the OTC Bulletin Board under the symbol "BCFN". Our principal executive offices are located at 5480 East Ferguson Drive, Commerce, California 90022, and our telephone number is (323)720-8600.

Company Business

Retail Sales and Related Consumer Receivables

     Historically, we have purchased consumer finance receivables pursuant to a Financing Agreement with Banner's Central Electric, Inc., or Banner's Central Electric, an affiliate of ours, which granted us the exclusive right to purchase the receivables it originated when it sold its inventory at its retail stores. These purchased receivables are referred to as the Consumer Products Portfolio. Banner's Central Electric operated four retail stores in the greater Los Angeles area, and its inventory consisted of consumer electronics, appliances and furniture. The receivables in the Consumer Products Portfolio are held until they mature and we earn interest income on them during the time they are outstanding. On February 28, 2001, Central Financial purchased and contributed to us the business and assets of the largest of Banner's Central Electric retail stores for which it paid $392,000 and assumed a related lease from Hispanic Express and in December, 2001 Banner's Central Electric ceased operations at two of its remaining retail stores. Pursuant to the Financing Agreement that we entered into with Banner's Central Electric, we agreed to acquire and have available to transfer to Banner's Central Electric up to $6 million of inventory which they sell to their customers. On December 31, 2001, the Financing Agreement was terminated by mutual agreement of the parties. See "Item 12. Certain Relationships and Related Party Transactions."

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

Mortgage Business

     In mid-1998, we started to provide second trust mortgages on residential properties ranging from $5,000 to $12,000 to Hispanic customers primarily in the Los Angeles area. Our primary source of income on these mortgages is origination fees and the interest income we earn during the time the mortgage is outstanding. In August 2000, we suspended making second mortgage loans pending evaluations of whether we could obtain long-term financing from financial institutions to support future growth and to evaluate future economic conditions which could negatively impact our business. In September 2000, we also began to originate mortgage loans for other financial institutions for which we earn an origination fee. Currently, we continue the evaluation of our mortgage business and for the foreseeable future we anticipate that we will only originate mortgage loans for other financial institutions.

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

Business Strategy

     Historically, our major business activity has been to provide financing to low-income Hispanic customers who purchased consumer products from Banner's Central Electric. In 1997, Banner's Central Electric made a strategic decision to de-emphasize this business line. Accordingly, since 1997, Banner's Central Electric's retail sales have declined significantly with a corresponding decrease in the level of consumer receivables purchased by us from them. In February 28, 2001, Central Financial purchased and contributed to us the business and assets of the largest of Banner's Central Electric retail stores which will permit us to have greater control over operating decisions, which impact our purchase receivables business and the levels of inventory we finance. Also in December 2001, Banner's Central Electric ceased operations at two of its remaining retail stores. Although declining, we anticipate that interest income earned on the our consumer receivables and retail sales will generate a majority of our future income. Our business strategy is to operate this retail business and evaluate potential growth possibility for this or related retail businesses. See Item 1. "Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price ."

     Since mid-1998, when we commenced our mortgage business, our portfolio of second trust mortgages have grown significantly; however, in August 2000, we suspended making any new second mortgage loans pending evaluation of whether we could obtain long-term financing from financial institutions to support future growth and to evaluate future economic conditions which could negatively impact this business. In September 2000, we began to originate first and second mortgage loans for other financial institutions for which we earn an origination fee. Currently, our business strategy is to concentrate our activities on building our origination business through internal growth and possible acquisitions. Accordingly for the foreseeable future, we anticipate that we will let our mortgage portfolio liquidate over the life of the outstanding mortgages which generally have an average life of three years remaining.

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

Credit Procedures

     Consumer Finance Receivables - We have developed uniform guidelines and procedures for evaluating credit applications. We take credit applications at our store and then generally transmit them electronically through our computer system to our credit department, where all credit approval and verification is centralized. We believe that our underwriting policies and procedures allow us to respond quickly to credit requests. We typically respond to credit applicants within one hour. We believe that because of our prompt response, many customers prefer to deal with us instead of our competitors.

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

     For an established customer, the credit process currently includes a review of the customer's credit and payment history with us, and depending on the size of the transaction an updated verification of employment and residence. In instances where the applicant has no or limited credit history, we may require a co-signer with appropriate credit status to sign the contract and may, in the installment credit business, also require a down payment. In the fourth quarter of 2000, our consumer receivables business and delinquency trends were negatively impacted by a bus strike in the Los Angeles area, which lasted approximately five weeks, and by deteriorating economic conditions, which continued into 2001. As a result, we tightened our credit guidelines in the fourth quarter of 2000 and throughout 2001. See Item 1. "Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price
- Credit Risk Associated with Customer; Lack of Collateral."

Payment and Collections

     Industry studies estimate that a significant percentage of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan, credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule that we provide to them. The vast majority of our customers make their payments in cash at our locations or at our payment facilities in Hispanic Express' locations.

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

Management Information Systems

     Under an operating agreement with Hispanic Express, we use Hispanic Express' management information systems. Hispanic Express has invested significant resources to develop a proprietary system that integrates all major aspects of our business. The computer system uses a mid-range IBM AS-400 as our server, which provides on-line, real-time information processing services to terminals located in each of our locations and in Hispanic Express's centralized credit-processing facility. The system allows for complete processing of our:

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

Employees

     At December 31, 2001, we employed a total of 71 full-time employees and 7 part time employees. None of our employees are represented by a union or are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

     Mortgage Business. Historically, we have originated mortgages under the California Finance Lender's License issued by the Department of Corporations. We were monitored and regulated by the Department of Corporations and are subject to annual audits. Under the jurisdiction of the Department of Corporations we were regulated on such items as minimum loan amounts, restrictions on mortgage companies to which we can deliver loans, and certain fees and charges. These fees and charges include appraisal fees, escrow and reconveyance fees. Interest rate and finance charges are not regulated by the Department of Corporations. In 2001, we commenced originating loans for other financial institutions pursuant to a California Department of Real Estate License.

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

Business Considerations and Certain Factors That May Affect Future Results of Operations and Stock Price

Absence of Operating History

     We were formed on September 5, 2000 and we did not have an operating history as a separate stand-alone company prior to that date. Our success will depend, in large part, on the ability of our management to implement its business strategy.

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

     Because we rely on the creditworthiness of our customers for repayment and do not rely on collateral securing the debt, we experience actual rates of losses higher than lenders who have collateral that they can repossess in the event of a borrower's default. At December 31, 2001 and 2000, net finance receivables of our consumer products portfolio, which accounts for a substantial portion of our net receivables, had accounts with payments 31 days or more past due as a percentage of end of period gross receivables of 1.5% and 1.2%, respectively. For the year ended December 31, 2001 and 2000, the consumer products portfolio had net write-offs of $2.1 million and $3.3 million, respectively. In the fourth quarter of 2000, our consumer receivables business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and deteriorating economic conditions, our delinquencies increased in the fourth quarter of 2000 and this trend continued in 2001. We cannot assure that we will not experience increases in delinquencies and net write-offs, which would require additional increases in the provisions for credit losses. For information concerning our credit quality experience, see Item 6. "Management's Discussion and Analysis and Results of Operations - Consumer Products Portfolio Trend" and "Delinquency Experience and Allowance for Credit Losses."

General Economic Risk

     The risks associated with our business become more significant in an economic slowdown or recession. During periods of economic slowdown or recession we have experienced and may again experience a decreased demand for our financial products and services and an increase in rates of delinquencies and the frequency and severity of losses. Our actual rates of delinquencies and frequency and severity of losses have been in the past and may be in the future higher under adverse economic conditions than those generally experienced in the consumer finance industry. Any sustained period of economic slowdown or recession could materially adversely affect its financial condition and results of operations. See Item 6. "Management's Discussion and Analysis and Results of Operations - Consumer Products Portfolio Trend" and "Delinquency Experience and Allowance for Credit Losses."

Dependence on California Market

     All of our businesses are located, and all of our revenues are generated in California. To date, substantially all of our operations have been in Southern California. Therefore, our performance depends upon economic conditions in California, and in Southern California in particular, and may be adversely affected by social and economic factors or natural disasters in California. A decline in the California economy could have a material adverse effect on our results of operations and financial condition.

     Historical Dependence on Consumer Products Portfolio of Banner's Central Electric and Changing Business Focus

     Historically, our major source of revenue has been derived from our Consumer Products Portfolio. Since 1997, Banner's Central Electric's sales have declined significantly with a corresponding decline in the level of receivables we purchase from them and, accordingly, we have begun to change our strategic business focus away from the purchase of these receivables toward our mortgage business. On February 28, 2001, Central Financial purchased and contributed to us the business and assets of the largest of Banner's Central Electric retail stores and in December 2001 Banner's Central Electric ceased operations at two of its remaining retail stores.

Seasonal Fluctuations in Quarterly Operating Results

     We historically experience the highest demand for retail sales and related finance receivables between October and December, and experience the lowest demand receivables between January and March. These significant seasonal fluctuations in our business directly impact our operating results and cash needs.

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

     Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, we cannot assure that more restrictive laws, rules and regulations will not be adopted in the future which may make compliance more difficult or expensive, restrict our ability to purchase or finance installment sales, further limit or restrict the amount of interest and other charges imposed in installment sales originated by us or by third-party retailers, or otherwise materially adversely affect our business or prospects. See "Business - Regulation."

Dependence Upon Key Personnel

     Our success depends substantially on certain members of our senior management, in particular Mr. Cypres, our Chairman of the Board, Chief Executive Officer, and Chief Financial Officer. The loss of the services of Mr. Cypres could materially adversely affect our business and financial condition. We do not maintain key man life insurance.

Item 2.  Properties

     Our executive and administrative offices occupy approximately 5,000 square feet of a building which located at 5480 East Ferguson Drive, Commerce, California 90022. We believe that our executive offices are adequate for current and future needs. We lease certain facilities of our automobile insurance operations under month to month contracts.

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

Item 4.  Submission of Matters to A Vote of Security Holders

                  None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     Our common stock is listed on the OTC Bulletin Board and trades under the symbol "BCFN". There was no public market for our shares of common stock prior to the completion of the Plan on February 28, 2001. As of March 20, 2002, there were approximately, 123 beneficial holders and approximately six initial holders of record of our common stock.

     During 2001, the range of high and low sales price (not including markups, markdowns or commission) for each quarterly period was, according to OTC Bulletin Board, the following:

                                                    High          Low
                                                   --------     -------
Quarter ended            March 31, 2001 (1)        $    --      $    --
Quarter ended            June 30, 2001             $   1.04     $   0.73
Quarter ended            September 30, 2001        $   1.30     $   0.94
Quarter ended            December 31, 2001         $   1.60     $   1.12



          (1) There were no shares traded in the quarter ended March 31, 2001.



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

Item 6. Management's Discussion and Analysis and Results of Operations

     The following discussion should be read in conjunction with the information in our Consolidated Financial Statements and Notes thereto and other financial data included elsewhere in this Annual Report. Certain statements under this caption relate to matters that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates and government regulation. For additional information concerning these factors see
Item 1. "Business - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

Overview

     Our aggregate portfolio of gross receivables from which we derived the majority of our revenues declined to $12.1 million at December 31, 2001 compared to $25.0 million at December 31, 2000, primarily reflecting continued decline in our Consumer Products Portfolio. In 1997, Banner's Central Electric made a strategic decision to de-emphasize this business and, since then, its retail sales have declined significantly with a corresponding decrease in the level of consumer receivables that we purchased from them. On February 28, 2001, Central Financial purchased and contributed to us the business and assets of the largest of Banner's Central Electric retail stores for which it paid $392,000 and assumed a related lease from Hispanic Express and in December, 2001 Banner's Central Electric ceased operations at two of its remaining retail stores. Our gross receivables of the Consumer Products Portfolio declined to $8.9 million at December 31, 2001 compared to $18.9 million at December 31, 2000. Our Consumer Products Portfolio historically increases during the period between October through December reflecting higher holiday retail credit sales.

     Our Mortgage Portfolio decreased to $3.0 million at December 31, 2001 compared to $5.6 million and at December 31, 2000. In August 2000, we made a decision to suspend making any new mortgage loans. In September 2000, we began to originate first and second mortgage loans for other financial institutions for which we earn an origination fee. For the foreseeable future will only originate mortgage loans for other financial institutions.

Results of Operations



                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                            Year Ended
                                                            December 31,
                                                    ----------------------------
                                                        2001            2000
                                                    -----------     ------------
Revenues:
   Retail sales                                     $     8,009      $      --
   Interest income                                        4,361            6,785
   Other income                                           2,612            2,389
                                                    -----------      -----------
      Total revenue                                      14,982            9,174
                                                    -----------      -----------

Costs and expenses:
   Operating expenses                                     7,505            5,837
   Cost of sales                                          5,415             --
   Provision for credit losses                            2,445            2,707
                                                    -----------      -----------
      Total costs and expenses                           15,365            8,544
                                                    -----------      -----------
Income (loss) before taxes                                 (383)             630
Provision (benefit) for income taxes                       (153)             252
                                                    -----------      -----------
Net income (loss)                                   $      (230)     $       378
                                                    ===========      ===========

Per Share Data:
Net loss per common share:
    Basic                                           $     (0.03)
    Diluted                                         $     (0.03)
Weighted average shares outstanding:
    Basic                                             7,312,000
    Diluted                                           7,312,000

Pro Forma Per Share Data (Unaudited):
Net income per common share:
    Basic                                                            $      0.05
    Diluted                                                          $      0.05
Weighted average shares outstanding:
    Basic                                                              7,166,000
    Diluted                                                            7,166,000


Consumer Products Portfolio Trend


                           Consumer Products Portfolio
             (Dollars in thousands, except average contract balance)

                                                              Years Ended
                                                              December 31,
                                                          ---------------------
                                                            2001          2000
                                                          --------     --------
Gross receivable (at end of period)                        $ 8,938      $18,942
Deferred insurance revenues (at end of period)                  12           40
                                                           -------      -------
Net carrying value                                         $ 8,926      $18,902
                                                           =======      =======
Average net receivable                                     $13,890      $23,649
Number of contracts (at end of period)                      21,736       40,154
Average net contract balance (at end of period)            $   411      $   589

Total interest income                                        3,657        5,557
Late charge and extension fee income                           648        1,189

Provision for credit losses                                  2,172        2,531
Provision for credit loss as a percentage
    of average net receivable                                 15.6%        10.7%
Net write-offs                                               2,089        3,292
Net write-offs as a percentage of average
    net receivable                                            15.0%        13.9%

Average interest rate on average net
    receivable                                                26.3%        25.1%


Mortgage Portfolio


     At December 31, 2001 and 2000, the gross receivables of the mortgage portfolio were $3.0 million, and $5.6 million, respectively. The number of mortgage loans outstanding at December 31, 2001 and 2000 were 448 and 688, respectively. The average interest rate on the portfolio for the years ended December 31, 2001 and 2000 was 16.9% and 17.3% respectively.

     At December 31, 2001 and 2000, there was $0.3 million and $0.4 million of receivables with balances over 31 days past due.

Delinquency Experience and Allowance for Credit Losses

     Borrowers under our contracts are required to make monthly payments. The following table sets forth our delinquency experience for accounts with payments 31 days or more past due and allowance for credit losses for our finance receivables.



                                                         Finance Receivables(1)
                                                        (Dollars in Thousands)
                                                        Years Ended December 31,
                                                        ------------------------
                                                          2001            2000
                                                        --------        --------
Past due accounts  31 days or more (gross receivable):  $    140       $    263

Accounts with  payments 31 days or more past due as a
    percentage of end of period gross receivables            1.5%           1.2%

Allowance for credit losses                             $    614       $    508

Allowance for credit losses as a percentage of net
    receivables                                              6.7%           2.1%


(1) Includes our consumer products, independent retailer and premium finance portfolios.


     Our finance receivables accounts which were 31 days or more past due decreased to $0.1 million at the end of December 31, 2001 compared to $0.3 million at the end of December 31, 2000. These declines primarily reflect the decline in the aggregate level of our finance receivables portfolios during these periods and accelerated write-offs during 2001. As a percentage of the end of period gross finance receivables, accounts with 31 days or more past due increased to 1.5% at December 31, 2001 from 1.2% at December 31, 2000. We believe the rise in the provision for credit losses and write-offs as a percentage of average net receivables during 2001 was a result of excessive credit burdens for some customers partly due to an aggressive over extension of credit in the marketplace in which we compete and partly due to soft economic conditions. As a result of these trends, the allowance for credit losses at December 31, 2001 increased to $0.6 million from $0.5 million at December 31, 2000, expressed as percentage of net receivables the allowance for credit losses increased to 6.7% at December 31, 2001 compared to 2.1% at December 31, 2000.

Year Ended December 31, 2001 Compared to the Year ended December 31, 2000

     Total revenue in the year ended December 31, 2001 increased to $15.0 million from $9.2 million in the year ended December 31, 2000, an increase of $5.8 million.

     Retail sales amounted to $8.0 million for 2001, reflecting our purchase of the assets of a retail store acquired from an affiliated company on February 28, 2001.

     Interest income for the year ended December 31, 2001 decreased to $4.4 million from $6.8 million in the year ended December 31, 2000, a decrease of $2.4 million. This decrease was primarily due to a decrease in our Consumer Products Portfolio as a result of a decreased level of receivables purchased from Banner's Central Electric, reflecting Banner's Central Electric's declining retail sales. For the year ended December 31, 2001, our net consumer products portfolio averaged $13.9 million compared to $23.6 million in the year ended December 31, 2000. Also contributing to the decline was a decrease in interest income earned on our independent retailers and premium finance portfolio, as a result of our decision to phase out of substantially all of our independent retailer relationships and insurance companies (for which we act as broker) because they are offering financing directly to customers.

     Other income for the year ended December 31, 2001 increased to $2.6 million from $2.4 million in the year ended December 31, 2000, an increase of $0.2 million. Other income primarily includes fees earned in the origination of mortgages, late charges and other fees charged on the receivables portfolio and the sale of automobile insurance. Of the increase $0.8 million related to an increase in mortgage loan origination fees offset by a decrease of $0.6 million due to a decline in late charges and other fees primarily reflecting the decreased level of the finance receivables portfolio.

     Operating expenses for the year ended December 31, 2001 increased to $7.5 million from $5.8 million in the year ended December 31, 2000, an increase of $1.7 million or 28.6%. Of this increase, approximately $3.5 million was due to the operating expenses of the retail store in the year ended December 31, 2001, offset by a reduction in operating expenses of $1.8 million relating to the consumer finance receivables business.

     Cost of sales include the cost of retail sales from the retail store for the year ended December 31, 2001. Cost of sales as a percentage of net retail sales was 67.6% in 2001.

     The provision for credit losses decreased to $2.4 million for the year ended December 31, 2001 from $2.7 million in the year ended December 31, 2000, a decrease of $0.3 million or 9.7%. As a percentage of interest and other income the provision for credit losses increased in the year ended December 31, 2001 to 35.1% from 29.5% in the year ended December 31, 2000. The increase in percentage was due to a rise in delinquencies in 2001 as a result of excessive credit burden for some customers due to an aggressive over extension of credit in the market place in which we complete and to a bus strike which commenced in September 2000 and lasted approximately five weeks.

     As a result of the foregoing factors, net loss in the year ended December 31, 2001 was $0.2 million compared to net income of $0.4 million in the year ended December 31, 2000.

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



Liquidity and Capital Resources

     We have historically financed our operations primarily through cash flow generated from operations and borrowings under our notes payable. During 2001, as a result of the deteriorating economic climate the Company continued to tightened its credit guidelines, and this coupled with a reduction in receivables we have purchased from Banner Central Electric and a decision to curtail originating mortgages has resulted in a continued contraction in our receivable portfolios. The Company has cash and short-term investments of $14.7 million at December 31, 2001. These cash balances and cash flows generated from operations and contraction of our receivable portfolios will be used to finance our operations and to fund future investments which the Company may make.

     Net cash flow provided from operations totaled $3.0 million and 3.3 million in the year ended December 31, 2001 and 2000, respectively. In each of these periods the source of cash primarily consisted of net operating income after non-cash items. Non-cash items in each of the periods included depreciation and amortization, provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities in each of the periods included cash flows from increases (decreases) in notes receivable from related party, prepaid expenses and other current assets, inventory and accounts payable and accrued expenses.

     Net cash used by investing activities totaled $1.3 million for the year ended December 31, 2001. Net cash provided by investing activities totaled $3.8 million for the year ended December 31, 2000. Net cash provided by investing activities in each of the periods consisted of installment contracts and other contract receivables, offset by capital expenditures, and cash flows from a decrease in notes receivable and an increase in short-term investments in 2001.

     Net cash provided by financing activities totaled $0.3 million for the year ended December 31, 2001. Net cash used in financing activities totaled $7.1 million for the year ended December 31, 2000, respectively. Net cash provided by financing activities in 2001 consisted of issuance of common stock totaling $0.3 million. Net cash used in financing activities in 2000 consisted of repayment of notes payable totaling $1.8 million and capital distributions totaling $5.3 million to Central Financial for the year ended December 31, 2000, respectively.

     We presently do not have a bank line of credit. Pursuant to an operating agreement with Hispanic Express, Hispanic Express has agreed to guarantee up to $4 million of bank borrowings to acquire consumer receivables. Should we decide to expand our mortgage business, we may need to obtain a bank line of credit.

     We expect that our existing capital resources will adequately satisfy our working capital requirements for the next 12 months. Our capital resources will be further enhanced as we liquidate our portfolio of second trust mortgages. To date we have not identified any other businesses in which to invest our excess capital resources.

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

Item 7.  Financial Statements



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                            Page

Report of Independent Public Accountants......................................21
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheet..................................................22
  Consolidated Statements of Income...........................................23
  Consolidated Statements of Stockholders' Equity.............................24
  Consolidated Statements of Cash Flows.......................................25
  Notes to Consolidated Financial Statements..................................26


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Banner Central Finance Company:

We have audited the accompanying consolidated balance sheet of Banner Central Finance Company, a Delaware corporation, and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Banner Central Finance Company and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
-----------------------
Los Angeles, California
March 22, 2002

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                       2001
                                                              ---------------------
ASSETS
  Cash                                                               $ 1,987,000
  Short term investments                                              12,694,000
  Finance receivables, net                                            11,047,000
  Prepaid expenses and other current assets                              218,000
  Notes receivable from affiliates                                       997,000
  Inventory                                                            1,297,000
  Deferred income taxes                                                  594,000
  Property and equipment, net                                          3,742,000
  Intangible and other assets, net                                       635,000
                                                                     -----------
     TOTAL ASSETS                                                    $33,211,000
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses                              $ 1,185,000
                                                                     -----------
     Total liabilities                                                 1,185,000

  Minority interest                                                      497,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 10,000,000 shares authorized,
      7,417,400 shares issued                                             74,000
  Additional paid-in capital                                          21,814,000
  Retained earnings                                                    9,641,000
                                                                     -----------
     Total stockholders' equity                                       31,529,000
                                                                     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $33,211,000
                                                                     ===========






             The accompanying notes are an integral part of this consolidated balance sheet.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME



                                                          Years Ended December 31,
                                                       -----------------------------
                                                           2001              2000
                                                       ------------     ------------
Revenues
    Retail Sales                                        $  8,009,000    $       --
    Interest income                                        4,361,000
                                                                           6,785,000
    Other income                                           2,612,000       2,389,000
                                                        ------------    ------------
    Total revenues                                        14,982,000       9,174,000
                                                        ------------    ------------
Costs and Expenses
    Operating expenses                                     7,505,000       5,837,000
    Cost of sales                                          5,415,000            --
    Provision for credit losses                            2,445,000       2,707,000
                                                        ------------    ------------
    Total costs and expenses                              15,365,000       8,544,000
                                                        ------------    ------------
    Income (loss) before provision for income taxes         (383,000)        630,000
    Provision (benefit) for income taxes                    (153,000)        252,000
                                                        ------------    ------------
    Net income (loss)                                   $   (230,000)   $    378,000
                                                        ============    ============
Per Share Data:
Net loss per common share:
    Basic                                               $      (0.03)
    Diluted                                             $      (0.03)
Shares used in calculating net loss per common share:
    Basic                                                  7,312,000
    Diluted                                                7,312,000

Pro Forma Per Share Data (Unaudited):
Pro forma net income per common share:
    Basic                                                               $       0.05
    Diluted                                                             $       0.05
Pro forma shares used in calculating pro forma
   net income per common share:
    Basic                                                                  7,166,000
    Diluted                                                                7,166,000





The accompanying notes are an integral part of these consolidated financial statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                               Common Stock
                                            ---------------------         Paid-in        Retained
                                            Shares         Amount         Capital        Earnings         Total
                                          ----------    -----------     ------------    ------------   ------------
Balance, December 31, 1999                      --      $       --      $ 24,936,000    $  9,493,000   $ 34,429,000
Pro forma issuance of common stock         7,166,000          72,000         (72,000)                         --
Capital distribution to related party                                     (5,266,000)                    (5,266,000)
Net income                                                                                   378,000        378,000
                                        ------------    ------------    ------------    ------------   ------------
Balance, December 31, 2000                 7,166,000          72,000      19,598,000       9,871,000     29,541,000
Contribution from related party                                            1,967,000                      1,967,000
Exercise of stock options                    251,400           2,000         249,000                        251,000
Net loss                                                                                    (230,000)      (230,000)
                                        ------------    ------------    ------------    ------------   ------------
Balance, December 31, 2001                 7,417,400    $     74,000    $ 21,814,000    $  9,641,000   $ 31,529,000
                                        ============    ============    ============    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Years Ended December 31,
                                                                                   ----------------------------
                                                                                       2001            2000
                                                                                   ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $   (230,000)   $    378,000
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Loss on disposal of fixed assets                                                     --            60,000
      Depreciation and amortization                                                     173,000          70,000
      Provision for credit losses                                                     2,445,000       2,707,000
      Deferred income taxes                                                            (264,000)        230,000
    Changes in assets and liabilities:
      Receivable from related party                                                    (997,000)     (2,493,000)
      Prepaid expenses and other current assets                                        (142,000)        116,000
      Inventory                                                                       2,262,000       1,334,000
      Accounts payable and accrued expenses                                            (274,000)        860,000
                                                                                   ------------    ------------
       Net cash provided by operating activities                                      2,973,000       3,262,000
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Installment contracts and other contract receivables
     collected, net of recoveries                                                    10,217,000       3,815,000
    Increase in short-term investments                                              (12,694,000)           --
    Decrease in note receivable from affiliate                                        1,212,000            --
    Capital expenditures, net                                                           (49,000)         (6,000)
                                                                                   ------------    ------------
        Net cash provided by (used in) investing
         activities                                                                  (1,314,000)      3,809,000
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                                             --        (1,800,000)
    Proceeds from exercise of stock options                                             251,000            --
    Capital distribution to related party                                                  --        (5,266,000)
                                                                                   ------------    ------------
        Net cash provided by (used in) financing
          activities                                                                    251,000      (7,066,000)
                                                                                   ------------    ------------

NET INCREASE IN CASH                                                                  1,910,000           5,000
CASH, BEGINNING OF PERIOD                                                                77,000          72,000
                                                                                   ------------    ------------
CASH, END OF PERIOD                                                                $  1,987,000    $     77,000
                                                                                   ============    ============

CASH PAID DURING THE PERIOD FOR:
    INTEREST                                                                       $       --      $       --
    INCOME TAXES                                                                   $     80,000    $      9,000



The accompanying notes are an integral part of these consolidated financial statements.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation and Nature of Operations

     Basis of Presentation - Banner Central Finance Company ("Banner Central Finance" or the "Company") in September 2000 and was a wholly-owned subsidiary of Central Financial Acceptance Corporation ("Central Financial"). On September 6, 2000 the Board of Directors of Central Financial Acceptance Corporation ("Central Financial") approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan") under which Central Financial's subsidiaries were reorganized into two public companies, Banner Central Finance and Hispanic Express, Inc. ("Hispanic Express"). On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Banner Central Finance and Hispanic Express. Pursuant to the Plan, Central Financial contributed to Banner Central Finance its investment in subsidiaries, which are engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business and contributed to Hispanic Express its investment subsidiaries that are engaged in the small loan, travel finance, check cashing and travel services businesses.

     In addition, pursuant to the Plan, Banner Central Finance and Hispanic Express entered into certain agreements for the purpose of defining their ongoing relationship (See Note 6), including provisions for the allocation of certain costs and expenses. Management of Banner Central Finance believes that such agreements provide for reasonable allocation of costs and expenses between the parties.

     The formation of Banner Central Finance has been accounted for at historical cost, in a manner similar to a pooling of interests. The accompanying condensed consolidated financial statements reflect the combined operations of Banner Central Finance and its subsidiaries, as if they had been consolidated at the beginning of the periods presented.

     On February 28, 2001, Central Financial contributed 80% of the outstanding common stock of BCE Properties II, Inc. to the Company. For financial reporting purposes the contribution was recorded on a historical cost basis and resulted in an increase in stockholders' equity of $1,967,000. On February 28, 2001, the Company purchased certain assets and assumed certain obligations of a retail store previously operated by Banner's Central Electric, Inc. ("Central"), an affiliated company, for approximately $392,000.

     Nature of Operations - The Company: (i) provides consumer financing related to the sale of high quality brand name consumer products, appliances and furniture sold by our retail store and historically by retail stores owned by Central; (ii) provides automobile insurance products; and (iii) originates first and second trust mortgages. The Company generally experiences the highest demand for its financial products and services between October and December.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




2.       Summary of Significant Accounting Principles

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Banner Central Finance and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Finance Receivables - Finance receivables primarly include installment contracts that have been historically purchased from Central, and installment contracts originated by the Company after the acquisition of a retail store from Central on February 28, 2001 (referred to herein as the "Consumer Product Portfolio"), and mortgage loan receivables originated by the Company (referred to herein as the "Mortgage Portfolio"). The annual percentage rate varies depending on the length of the contract and the amount of administrative fees. The contracts provide for scheduled monthly payments and mature generally from 1 to 24 months in the Consumer Product Portfolio, and 48 to 60 months in the Mortgage Portfolio.

     Certain direct loan origination costs are capitalized and recognized into expense over the life of the related loan using a method that approximates the interest method.

     The allowance for credit losses is provided for loans based on previous experience or when the events giving rise to credit losses are estimated to have occurred. The Company's portfolios comprise generally smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate by management to cover losses in the existing portfolios. Collection of past due accounts is pursued by the Company, and when the characteristics of an individual account indicates that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are between 60 and 150 days past due.

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

     Recoveries on charge-offs are recognized as an addition to the allowance for credit losses on the cash basis of accounting and at the time the payment is received. Expenses related to recoveries are included in operating expenses. Recoveries for the years ended December 31, 2001 and 2000, amounted to $995,000 and $644,000, respectively.

     Deferred insurance revenue arises from the deferral of the recognition of revenue from certain credit insurance contracts. Insurance premium revenue is recognized over the life of the related contract using a method that approximates the interest method.

     Inventories - The Company purchases consumer product inventory for sale in its retail business. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

     Property and Equipment - Property and equipment are carried at cost. Long-lived property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets." If the carrying amount of the asset exceeds the estimated undiscounted future cash flows to be generated by the asset, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value.

     Depreciation   and   amortization   are   computed   primarily   using  the
straight-line method over the estimated lives of the assets, as follows:


        Furniture, equipment and software....................... 5 to 10 years
        Leasehold improvements.................................. Life of lease
        Building and improvements............................... 30 years


     Intangible Assets - Intangible assets primarily arose in connection with the Company's acquisition of the net assets of an automobile insurance business during 1996. The excess of the purchase price over the fair value of net assets acquired is being amortized using the straight-line method over 30 years. The recoverability of the excess of the purchase price over the fair value of net assets acquired is analyzed annually based on undiscounted future cash flows. If the carrying value of the intangible asset exceeds the estimated undiscounted future cash flows, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value. No impairment loss has been recorded to date. Accumulated amortization of intangibles as of December 31, 2001 was $145,000.

     Income Recognition - Interest income on the Consumer Product Portfolio and Mortgage Portfolio is recognized using the interest method. Origination fees earned on mortgages are deferred and recognized over the life of the loan using the interest method. Commissions income and broker fee income from the sale of automobile insurance products is deferred and recognized over the terms of the contracts, typically 12 months.

Other income consists of:


                                                      Years ended December 31,
                                                    ---------------------------
                                                       2001              2000
                                                    ----------        ----------
  Other Income:
  Late and extension charges                         $  653,000       $1,234,000
  Mortgage loan origination fees                        933,000          148,000
  Insurance products and other                        1,026,000        1,007,000
                                                     ----------       ----------
                                                     $2,612,000       $2,389,000
                                                     ==========       ==========


     Income Taxes - The Company, Central Financial and Hispanic Express have entered into a Tax Sharing Agreement (See Note 6). The Company follows SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001, in management's opinion, the asset is realizable.

     Advertising - The Company advertises primarily on Hispanic television and radio, and through newspapers and direct mail. All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2001 and 2000 were $170,000 and $111,000, respectively.

     Concentration of Credit Risk - The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. As of December 31, 2001, such investments of $1,907,000 were in excess of insured limits. Short-term investments are comprised of investments in high grade commercial paper with a maturity of less than 30 days. The Company's purchased receivables business activity is with low-income customers located primarily in the greater Los Angeles area. A significant portion of the customers' ability to repay their loans is dependent upon general economic factors within the geographical area in which the Company operates. The Company's loans are considered unsecured and, thereby, the Company's ability to get repaid is totally dependent upon the general financial strength of the borrower. To mitigate a portion of this risk, the Company generally limits the amount of a loan to a single customer to an amount not to exceed $1,300. The Company's mortgage business is also with customers located primarily in the greater Los Angeles area. A significant portion of the customers' ability to repay their mortgage loans is dependent upon general economic factors within the area in which the Company operates. Although these loans are secured, the Company is still dependent upon the general financial strength of the borrowers and the value of the borrowers' residential property.

     Fair Value of Financial Instruments - The carrying value of the Company's finance receivables approximates their fair value due to their short term nature and the generally stable rates of interest currently being charged in comparison to the rates reflected in the existing portfolios. The Company's management believes that the fair value of the Company's financial instruments approximates their carrying values as of December 31, 2001.

     The fair value of mortgages is estimated by utilizing discounted future cash flow calculations using interest rates currently being offered for similar loans to borrowers with similar credit risks and for the remaining estimated maturities. Management believes the carrying value of the mortgage portfolio approximates its carrying value as of December 31, 2001.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141,
Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

     SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, a company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS 142. Adoption of SFAS 142 will result in a goodwill impairment charge of approximately $635,000, because of a decline in the fair value of the Company's insurance business.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective January 1, 2003.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

3.       Finance Receivables


                                                                    December 31,
                                                                       2001
                                                                    -----------
Finance Receivables consist of:

Consumer  Product  Portfolio                                         $ 8,938,000
 Mortgage  Portfolio                                                   3,028,000
 Other portfolios                                                        180,000
                                                                     -----------
                                                                      12,146,000

Less:  deferred insurance                                                 12,000
Less:  deferred loan origination fees                                    246,000
Less:  allowance for credit losses                                       841,000
                                                                     -----------

                                                                     $11,047,000
                                                                     ===========



Customers are required to make monthly payments on installment contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:



                                                                     December 31,
                                                                         2001
                                                                --------------------

Consumer Product Portfolio:
  Past due 31 days or more                                              $140,000
                                                                        ========

Mortgage Portfolio:
  Past due 31 days or more                                              $281,000
                                                                        ========

Other Portfolios:
  Past due 31 days or more                                              $   --
                                                                        ========

The allowance for credit losses includes the following:


                                                       Years Ended December 31,
                                                       ------------------------
                                                        2001            2000
                                                      ---------     ----------

Allowance for credit losses, beginning of period     $   683,000    $ 1,668,000
Provision for credit losses                            2,445,000      2,707,000
Charge-offs, net                                      (2,287,000)    (3,692,000)
                                                     -----------    -----------
Allowance for credit losses, end of period           $   841,000    $   683,000
                                                     ===========    ===========



4.          Property and Equipment

                  Property and equipment, net consists of:



                                                                    December 31,
                                                                         2001
                                                                    ------------

Land                                                                  $1,203,000
Building and improvements                                              3,188,000
Furniture, equipment and software                                        179,000
                                                                      ----------
                                                                       4,570,000
Less: accumulated depreciation                                           828,000
                                                                      ----------

                                                                      $3,742,000
                                                                      ==========
5.       Income Taxes

     The Company, Central Financial and Hispanic Express have entered into a Tax Sharing Agreement (See Note 6). The income tax provision as presented in the accompanying consolidated financial statements are based upon the amount the Company would have paid as if it filed separate income tax returns for the periods presented.

         The provision (benefit) for income taxes consists of the following:

                                                          December 31,
                                                   -----------------------------
                                                        2001           2000
                                                   ----------         ----------
Current:
Federal                                             $ 108,000          $  19,000
State                                                   3,000              3,000
                                                    ---------          ---------
                                                      111,000             22,000
Deferred:
Federal                                              (234,000)           196,000
State                                                 (30,000)            34,000
                                                    ---------          ---------
                                                     (264,000)           230,000
                                                    ---------          ---------
Provision (benefit) for income taxes                $(153,000)         $ 252,000
                                                    =========          =========

A reconciliation of the provision for income taxes to the statutory rates is as follows:

                                                            December 31,
                                                  ------------------------------
                                                       2001            2000
                                                  ------------      -----------

Federal income taxes at statutory rate                 35.0%           35.0%
State franchise taxes, net of federal
  benefit                                               5.0%            5.0%
                                                       -----           -----
                                                       40.0%           40.0%
                                                       =====           =====


The tax effects of temporary differences giving rise to the deferred income tax assets and (liabilities) are as follows:


                                                                    December 31,
                                                                       2001
                                                                    -----------
Deferred tax assets:
   Allowance for credit losses                                        $ 358,000
   Inventory                                                            118,000
   Deferred loan origination fees                                       131,000
   Accrued expenses                                                      73,000
   Other                                                                 80,000
                                                                      ---------
     Total deferred tax assets                                          760,000

Deferred tax liabilities:
   Intangible assets                                                   (141,000)
   Other                                                                (25,000)
                                                                      ---------
      Total deferred tax liabilities                                   (166,000)
                                                                      ---------
Net deferred tax asset                                                $ 594,000
                                                                      =========





6.       Related Party Transactions

     In connection with the Plan, the Company, Central Financial, Hispanic Express and Central entered into certain agreements, including the "Financing Agreement," the "Tax Sharing Agreement" and the "Operating Agreement".

     The Financing Agreement granted the Company the exclusive right to provide financing to Central customers for a term of ten years from the date of the Plan and provides that any contracts purchased pursuant to this agreement will be at face value. As part of the Financing Agreement, the Company has agreed to provide Central with up to $6.0 million of inventory or inventory financing as long as the Financing Agreement remains in effect and Central has agreed to provide the Company, at no charge, an amount of floor space at Central's stores as the Company from time to time requests. In connection with the Financing Agreement, the Company purchased $3.8 million and $15.6 million of inventory during the years ended December 31, 2001 and 2000, respectively. On December 31, 2001, the Financing Agreement was terminated by mutual consent of the parties.

     The Operating Agreement provides, among other things, that Hispanic Express or its affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including receivables servicing, collections, payments, applications, accounting, management information systems and employee benefits. The Operating Agreement also provides that Hispanic
Express will guarantee up to $4,000,000 of bank or similar financing of the Company, pursuant to certain conditions. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to the Company, or to the extent that other costs are incurred by Hispanic Express or its affiliates that directly relate to the Company, the Company is obligated to pay Hispanic Express or its affiliates the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Hispanic Express upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Allocated expenses from services utilized under the Operating Agreement totaled $2,050,000, and $3,150,000 for the years ended December 31, 2001 and 2000, respectively.

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

     In connection with the contribution of the business, assets and assumption of certain obligations by Central Financial of a retail store owned by Central, an affiliated company, Central and the Company have agreed to use allocation methods agreeable to both parties for the allocation of certain corporate expenses of Central. In connection with the acquisition of the retail store, the Company has agreed to assume the obligation of Central to sell certain inventory at cost and provide certain retail space at the retail store to Credit Starters LLC, an affiliated company, controlled by Gary Cypres, Chairman of the Company, in return for a percentage of the pre-tax profit of this business, which amounted to $41,000 for the year ended December 31, 2001.

     In connection with the adoption of the Plan, Hispanic Express entered into a new lease with BCE Properties II, Inc., a subsidiary of the Company for its executive and administrative offices. The new lease is for a period of 15 years with annual rent of $300,000 per year subject to CPI increases. Rent income related to this lease was $300,000 in 2001. On February 28, 2001, the Company assumed a 15-year agreement to lease approximately 30,000 square feet of retail space in connection with the purchase of certain net assets of a retail store previously owned by Central with annual rent of $200,000 per year subject to CPI increases. Rent expense related to this lease was $167,000 in 2001.

     For the year ended December 31, 2000, the Company made a capital distribution to Central Financial of $5,266,000. The capital transactions for the periods presented reflect contributions and distributions arising from the changing levels of the Company's receivables portfolios.

     At December 31, 2000, the Company had a note receivable from Hispanic Express in the amount of $1,213,000 which bears interest at 7.5% per annum and was paid on September 30, 2001. At December 31, 2000, the Company also had a note receivable from BCE Properties II, Inc. in the amount of $1,280,000 which bore interest at 7.5% per annum.

7.       Stock Option Plan

     On February 28, 2001, in connection with the Plan, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). Subject to the terms of the 2000 Plan, a total of 1,100,000 shares of authorized Common Stock have been reserved for issuance pursuant to terms and conditions as determined by the Board of Directors. During the duration of the 2000 Plan, no individual may be granted options of more than 550,000 shares. All options previously granted by Central Finance under its Stock Option Plan were terminated and certain optionees under such Stock Option Plan were granted options to purchase shares of common stock of Banner Central Finance under the 2000 Plan. Options to purchase 491,000 shares of Common Stock of Banner Central Finance were granted to eligible participants $1.00 per share under the 2000 Plan. On February 28, 2001, executive officers and employees receiving options were vested in such options in an amount that they would have been vested under the Central Financial Stock Option Plan at the time of completion of the Plan, except for those officers and employees which had been with Central Financial or its predecessor for a period in excess of five years, were 60% vested in total options granted to them. Additional options to purchase 225,000 shares of common stock of the Company were granted at $0.94 per share in 2001. In 2001, options to purchase 251,400 shares of common stock of the Company were exercised at $1.00 per share. At December 31, 2001, 384,000 shares of Common Stock remain available for future grants of options under the 2000 Plan. The weighted average share price of vested and unvested shares are $1.00 and $0.97, respectively. The options have a maximum duration of five years and are subject to certain vesting and cancellation provisions, and may not be granted at less than the market value of the Company's Common Stock on the date of grant of the option.

     None of the options granted have been included in the computation of diluted earnings per share reflected in the Consolidated Statements of Income. Upon issuance of the options in future periods, the earnings per share may be diluted to the extent that the average market value of the Company's stock exceeds the option exercise price.

     SFAS 123 defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25. For companies electing not to change their accounting, SFAS 123 requires pro-forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

     Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net loss and net loss per share common share would have increased to the following pro forma amounts:



                                                                2001
                                                        ----------------
Net loss                               As Reported          $ (230,000)
Net loss                               Pro forma            $ (309,000)

Per Common share - Basic:
Net loss                               As Reported          $    (0.03)
Net loss                               Pro forma            $    (0.04)

Per Common share - Diluted:
Net loss                               As Reported          $    (0.03)
Net loss                               Pro forma            $    (0.04)



     The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for grants: dividend yield of 0.0%, expected volatility of 37.9%, risk-free interest rate of 5.0% and lives of five years. The weighted average remaining contractual life is 9.3 years.

8.       Segment Information

     The Company's reportable segments are (i) consumer receivables, (ii) mortgage loans, (iii) other and (iv) corporate overhead. Other includes primarily the operations of the retail store and automobile insurance operations in 2001 and the automobile insurance and insurance premium financing operations in 2001. Information about these segments for years ended December 31, 2001 and 2000 is as follows:


                                         Consumer                                       Corporate
                                        Receivables       Mortgage         Other        Overhead        Total
                                     ----------------- -------------- --------------- --------------- -------------
For the Year Ended December 31, 2001
Interest income                        $  3,657,000   $    654,000    $     50,000   $       --      $  4,361,000
Other income                                689,000      1,169,000       8,763,000           --        10,621,000
                                       ------------   ------------    ------------   ------------    ------------
   Total revenue                       $  4,346,000   $  1,823,000    $  8,813,000   $       --      $ 14,982,000
                                       ============   ============    ============   ============    ============
Pre-tax segment earnings (loss)        $    405,000   $    629,000    $   (953,000)  $   (464,000)   $   (383,000)
Segment assets                         $  8,714,000   $  2,921,000    $  5,738,000   $ 15,838,000    $ 33,211,000

For the Year Ended December 31, 2000
Interest income                        $  5,557,000    $   938,000    $    290,000   $       --      $  6,785,000
Other income                              1,197,000        346,000         846,000           --         2,389,000
                                       ------------   ------------    ------------   ------------    ------------
  Total revenue                        $  6,754,000     $1,284,000    $  1,136,000   $       --      $  9,174,000
Pre-tax segment earnings (loss)        $    429,000   $    362,000    $    142,000   $   (303,000)   $    630,000
Segment assets                         $ 24,886,000   $  4,913,000    $  1,156,000   $       --      $ 30,955,000


9.       Commitments and Contingencies

     The Company leases office space for its automobile insurance business under operating leases on a month-to-month basis. Aggregate rental expense for the years ended December 31, 2001 and 2000 were $67,000 and $70,000, respectively.

     In August 2000, the Company entered into an agreement which provides for the early termination of a lease with a third party where it was conducting a significant portion of its business. In connection therewith, the Company has recorded a charge of $997,000, which is included in operating expenses during 2000. The Company presently conducts these operations in a newly constructed facility.

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

10.      Executive Deferred Salary and Bonus Plan

     On January 1, 2002, the Company adopted the Executive Deferred Salary and Bonus Plan, or the EDP, which covers the executive officers and certain other executives, elected to participate in the EDP. Pursuant to the EDP, a participant may elect to defer up to 50% of the participant's base salary and up to 100% of any bonus awarded pursuant to the Executive Incentive Bonus Program. Elections under the EDP to defer base salary and bonus are made annually prior to the commencement of each year. Executives electing to participate in the program may invest deferred amounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the Company's common stock price. Amounts deferred are generally payable in a lump sum within 30 days after the participant's termination of employment with the Company for any reason. The EDP is administrated by the Compensation Committee of the Board of Directors. The Chairman of the Board of Directors and another executive officer elected to defer 100% of their bonus for the year ended December 31, 2001 and elected to invest in an account which mirrors the performance of the Company's common stock. At December 31, 2001, deferred compensation for these accounts were $147,000, which is included in accrued expenses and other current liabilities.

                                    * * * * *

Item 8.  Changes in and Disagreements With Accountants and Financial Disclosure

                  None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     We incorporate by reference in this Annual Report the information required by this Item 9 contained in the sections entitled "Discussion of Proposals Recommended by the Board -- Proposal 1: Elect Four Directors -- Nominees," "Information About Directors and Executive Officers," and "Information About Banner Central Finance Common Stock Ownership -- Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2001?" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 10.  Executive Compensation

     We incorporate by reference in this Annual Report the information required by this Item 10 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About Banner Central Finance Common Stock Ownership -- Compensation Committee Interlocks and Insider Participation" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     We incorporate by reference in this Annual Report the information required by this Item 12 contained in the section entitled "Information About Banner Central Finance Common Stock Ownership" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 12.  Certain Relationships and Related Transactions

     We incorporate herein by reference in this Annual Report the information required by this Item 12 contained in the section entitled "Information About Directors and Executive Officers -- Certain Relationships and Related
Transactions" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

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

10.7 Form of Indemnification Agreement between Banner Central Finance Company and certain directors and/or officers (incorporated by reference to Exhibit 6.8 filed with the Form 10-SB)

10.8 Supplemental Executive Retirement Plan Guaranty Agreement between Banner Central Finance Company and Hispanic Express, Inc. (incorporated by reference to Exhibit 6.9 filed with an amendment to the Form 10-SB as filed on January 5, 2001)

10.9     Banner Central Finance Company Executive Deferred Salary and Bonus Plan

99       Letter from Registrant to Securities and Exchange Commission

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BANNER CENTRAL FINANCE COMPANY


Date:  March 29, 2002       By: /s/ Gary M. Cypres
                               ------------------------------
                                Gary M. Cypres
                                Chairman, Chief Executive Officer
                                and Chief Financial Officer


Signature                                            Title                              Date

/s/ Gary M. Cypres                          Chairman of the Board of Directors,      March 29, 2002
---------------------------------------     and Chief Financial Officer
Gary M. Cypres

/s/ Salvatore J. Caltagirone                             Director                    March 29, 2002
------------------------------------------
Salvatore J. Caltagirone

/s/ William R. Sweet                                     Director                    March 29, 2002
----------------------------------------
William R. Sweet


                                                                   EXHIBIT 99

                         BANNER CENTRAL FINANCE COMPANY
                    5480 FERGUSON DRIVE,  COMMERCE,  CA 90022








Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

March 29, 2002

Ladies and Gentlemen:

This will confirm that Banner Central Finance Company. (the "Company") has received a letter from Arthur Andersen LLP ("Arthur Andersen") with respect to Arthur Andersen's audit of the Company's consolidated financial statements for the year ended December 31, 2001. Arthur Andersen's letter certifies that the audit was subject to Arthur Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen personnel working on the audit and availability of national office consultation. Availability of personnel at foreign affiliates is not relevant to this audit.

Very truly yours,


/s/  Gary M. Cypres
------------------------------------
Gary M. Cypres
Chief Financial Officer

                                    EXHIBIT 10.9


                         BANNER CENTRAL FINANCE COMPANY
                    EXECUTIVE DEFERRED SALARY AND BONUS PLAN

                            EFFECTIVE JANUARY 1, 2002

                                  EXHIBIT 10.9



                         BANNER CENTRAL FINANCE COMPANY

                    EXECUTIVE DEFERRED SALARY AND BONUS PLAN

 1. Purpose. The purpose of the Plan is to attract competent officers and key executives by offering flexible compensation opportunities; to motivate these executives to promote the growth and profitability of the Company; and to associate the interests of these executives with those of the Company.

2. Definitions. When used in this Plan, unless the context otherwise requires:

         (a) "Account" shall mean the record maintained by the Company reflecting Executive's Deferred Amounts and the interest credited thereon, as provided for in this Plan.

         (b) "Account Balance" shall mean at any time the total of the amounts credited to the Executive's Account and any accrued but not credited interest in accordance with the provisions of the Plan.

         (c) "Board of Directors" shall mean the Board of Directors of Banner Central Finance Company

         (d) "Bonus" shall mean, at any time, the gross amount of the bonus payable to the Executive under the Company's Executive Incentive Bonus Program (or any other similar bonus program hereafter established by the Company), before giving effect to any deferral agreement hereunder.

         (e) "Committee" shall mean the Compensation Committee appointed by the Board of Directors.

         (f)      "Company" shall mean Banner Central Finance Company.

         (g) "Deferred Amount" shall mean the amount by which the Salary and/or Bonus is reduced from time to time as agreed upon by the Executive and the Company and deferred in accordance with the terms of the Plan. The Deferred Amount may be a dollar amount or a percentage of Salary and/or Bonus.

         (h) "Employee" shall mean any person (including an officer) actively employed by the Company on a full-time, salaried basis.

         (i) "Employed" or "Employment" shall mean performing services as an employee on a full time basis for the Company.

         (j) "Executive" shall mean an Employee who is an officer or key executive of the Company Employed in a high-ranking executive or managerial capacity.

         (k) "Participant" shall mean an Executive selected by the Committee and whose participation in the Plan for a calendar year has been approved.

         (l) "Plan" shall mean this Executive Deferred Salary and Bonus Plan, as from time to time amended and in effect.

         (m) "Salary" shall mean, at any time, the gross amount of base compensation being paid to the Executive for Employment, before giving effect to any deferral agreement hereunder.

 3. Administration. The Plan shall be administered by the Committee, which shall have full and discretionary authority to interpret the Plan, to establish rules and regulations relating to the Plan, to determine the criteria for eligibility to participate in the Plan, to select Participants in the Plan, and to make all other determinations and take all other actions necessary or appropriate for the proper administration of the Plan. The Committee's interpretation of the Plan, and all actions taken within the scope of its authority, shall be final and binding on the Company, its stockholders, Participants, Employees, former Employees and beneficiaries.

4. Eligibility and Participation. Participation in the Plan for a calendar year (and for the period beginning on the effective date of the Plan and ending December 31, of each year the Plan is in existence), shall be limited to those key Executives whom the Committee shall select, on the basis of such Executive's impact on the long-term success of the Company, and who might benefit from the deferral of amounts otherwise constituting current compensation.

5. Deferral of Salary and/or Bonus. A Participant may, subject to the terms and conditions of this Plan, elect to defer payment of a maximum of 50% of Salary, and/or a maximum of 100% of Bonus, annually under this Plan by completing the form prescribed by the Committee. The form shall constitute an agreement between the Company and the Employee as to the amount of Salary and/or Bonus to be deferred pursuant to the Plan. The Committee may further limit deferral by individual Participants, for any reason it deems advisable.

          (a) Election. An election to defer Salary shall be made on or before the last regular working day of the Company of the calendar year preceding the calendar year for which the Salary and/or Bonus agreement is to be made and shall be effective upon delivery (or in the event the form is mailed by certified mail, return receipt requested, on the date of mailing) of the deferral form to the Company. Notwithstanding the preceding sentence, in the calendar year in which this Plan is initially adopted and in the case of an individual who becomes an Executive during a calendar year, a Participant's election to defer Salary that would otherwise be payable after the date of the election, and/or all or a portion of the Bonus payable with respect to the period after the date of the election, may be made up to 30 days after the effective date of the Plan or the individual becomes an Executive and eligible to participate herein, whichever is applicable. The election made to reduce Salary and/or Bonus by a Participant must remain in effect for an entire calendar year (or, in the case of the calendar year in which this Plan is adopted or the calendar year in which an individual becomes an Executive, the remaining portion of such calendar year to which the deferral election relates) and may not be changed by any action taken by the Participant thereafter.

6. Executive Deferred Amounts. The Participant, after making the election under 5(a) above, may elect to have the Executive Deferred Amounts invested in an account that accrues interest as set forth in
          (a) below or invested in an account which measures the performance of the Company's common stock price as set forth in (b) below.

          (a) Accounts and Interest Credited on Deferred Accounts. A separate Account shall be established and maintained for each Participant, which Account shall reflect the Deferred Amount and all interest credited thereon from time to time. Each Participant's Account Balance shall be credited quarterly with interest as of the end of each calendar quarter, with the first such credit being made as of March 31, 2002. In the event a Participant's Account Balance is paid other than at the end of any calendar quarter, he shall be credited with interest thereon from the end of the immediately preceding the calendar quarter to the date of payment. No interest shall be credited to a Participant's Account after the payment of such Participant's Account Balance. Interest to be credited for any period shall be at a rate equal to the average prime rate which Union Bank of California, N.A. charged from time to time during a 360-day year of twelve 30-day months.

          (b) Accounts and Changes in the Company's Common Stock Price on Deferred Accounts. A separate amount shall be established and maintained for each Participant, which the accounts shall reflect the Participant's deferred amount as if it had been invested in the Company's common stock. Each Participant's account balance shall be credit or debited as of the end of each calendar quarter, with the changes in the Company's common stock price, as reflected on the OTB, that accrued from the time the Executive established such account to the end of the calendar year quarter.

7. Payment on Deferred Amount. The Deferred Amount, plus interest credited thereon pursuant to Subsection 6(a) or increases or decreases credited or charged therein pursuant to Subsection 6(b) hereof, upon the Participant's termination of Employment for any reason will be paid to the Participant (or, in the event of the Participant's death, the person or estate determined under Section 6 hereof) in a lump sum within 30 days after such termination.

8. Acceleration of Payment of Deferred Amount. Payment of the Deferred Amount plus interest changes thereto pursuant to 6(a) or 6(b) above may occur prior to the Participant's termination of Employment under the following circumstances:

          (a) At any time prior to complete payment of the Participant's Account Balance, the Company may pay to the Participant an amount not greater than that portion of the Deferred Amount that the Committee determines, in its sole discretion, is necessary to meet an
          Unforeseeable Emergency. For purposes of this paragraph, an Unforeseeable Emergency shall mean an unanticipated emergency that is caused by an event beyond the control of the Participant and that would result in severe financial hardship to the Participant if early withdrawal of the Participant's Account Balance were not permitted. The Participant shall apply in writing to the Committee for any payment under this paragraph and shall furnish to the Committee such information as the Committee deems necessary and appropriate to make its determination; and,

          (b) In no event may payment of the Deferred Amount, and interest thereon, or any portion thereof, be accelerated in any manner other than as provided above.

9.        Designation  Of  Beneficiary.   A  Participant  may  designate  a
          beneficiary or beneficiaries who, in the event of the Participant's death prior to full payment of his Account Balance hereunder, shall receive payment of the Account Balance due under the Plan. Such designation shall be made by the Participant on a form prescribed by the Committee. The Participant may, at any time, change or revoke such designation. A beneficiary designation, or revocation of a prior beneficiary designation, will be effective only if it is made in writing on a form provided by the Company, signed by the Participant and received by the Company. If the Participant does not designate a beneficiary or the beneficiary dies prior to receiving any payment of the Account Balance, the Account Balance payable under the Plan shall be paid to the Participant's estate.

10. Amendment and Termination. The Board of Directors may at any time amend or terminate this Plan. No amendment or termination shall adversely affect a Participant's rights to or interest in the Account Balance credited prior thereto without the Participant's consent.

11.      Miscellaneous Provisions.

          (a) This Plan is not a contract for employment of the Employee for a certain period of time. Neither the establishment of this Plan, nor any action taken hereunder, shall be construed as giving any Employee any right to be retained in the Employ of the Company.

          (b) A Participant's rights and interest under the Plan are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Participant or the Participant's beneficiary.

          (c) It is the intention of the parties that the Plan be unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company shall not be required to establish any special or separate fund, or to make any other segregation of assets, to assure payment of the Account Balance. Participants have the status of general unsecured creditors of the Company and the Plan constitutes a mere promise by the Company to make benefit payments in the future.

          (d) To the extent that the Plan is considered to be a plan for purposes of ERISA, it shall be considered an unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA.

12. Withholding and Payments. The Company shall have the right to deduct from any amount to be paid to any Participant or beneficiary any taxes or other amounts required by law to be withheld.

13.       Effective  Date. The Plan shall be effective on and after January
          1, 2002 and shall include bonus awards earned in 2001, but paid in 2002.