Form 10QSB
period 2002-03-31
BANNER CENTRAL FINANCE CO
filed 2002-05-14
CIK 1125633

As filed with the Securities and Exchange Commission on May 14, 2002.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the Registrant's Common Stock, as of May 14, 2002: 7,417,400

Traditional Small Business Disclosure Format.   Yes [X]  No [ ]

                         BANNER CENTRAL FINANCE COMPANY

                                   FORM 10-QSB


                                      INDEX


                                                                        Page No.
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:


         Condensed Consolidated Balance Sheets at March 31, 2002 and
         December 31, 2001.................................................   3

         Condensed Consolidated Statements of Income for the Three Months Ended
         March 31, 2002 and 2001............................................  4

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2002 and 2001.....................................   5

         Notes to Condensed Consolidated Financial Statements..............   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.....................................................  12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................17

Signatures...................................................................18


  PART 1.  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              (Unaudited)
                                                                March 31,    December 31,
                                                                 2002           2001
                                                              ------------   ------------
ASSETS
Cash                                                           $ 2,186,000   $ 1,987,000
Short-term investments                                          16,800,000    12,694,000
Finance receivables, net                                         7,843,000    11,047,000
Prepaid expenses and other current assets                          218,000       218,000
Due from affiliate                                                 294,000       997,000
Inventory                                                          896,000     1,297,000
Deferred income taxes                                              826,000       594,000
Property and equipment, net                                      3,725,000     3,742,000
Goodwill, net                                                      635,000        --
                                                               -----------   -----------
TOTAL ASSETS                                                   $32,788,000   $33,211,000
                                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities                 $ 1,101,000   $ 1,185,000
                                                               -----------   -----------
TOTAL LIABILITIES                                                1,101,000     1,185,000

Minority interest                                                  500,000       497,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
7,417,400 shares issued                                             74,000        74,000
Additional paid-in capital                                      21,814,000    21,814,000
Retained earnings                                                9,299,000     9,641,000
                                                               -----------   -----------
Total stockholders' equity                                      31,187,000    31,529,000
                                                               -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $32,788,000   $33,211,000
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

                          BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2002           2001
                                                      -----------   ------------
Revenues
Interest income                                       $   593,000    $ 1,361,000
Retail sales                                            1,504,000        946,000
Other income                                              742,000        658,000
                                                      -----------    -----------
Total revenues                                          2,839,000      2,965,000
                                                      -----------    -----------

Costs and Expenses
Operating expenses                                      1,584,000      1,320,000
Provision for credit losses                               177,000        874,000
Cost of sales                                             983,000        579,000
Depreciation and amortization                              31,000         21,000
                                                      -----------    -----------
Total costs and expenses                                2,775,000      2,794,000
                                                      -----------    -----------
Income before provision for income taxes
   and cumulative effect of accounting change              64,000        171,000
Provision for income taxes                                 25,000         66,000
                                                      -----------    -----------
Income before cumulative effect of
    accounting change                                      39,000        105,000
Cumulative effect of accounting change, net of tax       (381,000)          --
                                                      -----------    -----------
Net income (loss)                                     $  (342,000)   $   105,000
                                                      ===========    ===========

Basic and diluted net income (loss) per common
    share before cumulative effect of accounting
    change                                            $      --      $      0.01
Cumulative effect of accounting change                      (0.05)          --
                                                      -----------    -----------
Basic and diluted net income (loss) per common
    share                                             $     (0.05)   $      0.01
                                                      ===========    ===========


Average basic and diluted common shares                 7,417,000      7,166,000












  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                         BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                            2002          2001
                                                       -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $  (342,000)   $ 105,000
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Cumulative effect of accounting change                   381,000         --
  Depreciation and amortization                             31,000       21,000
  Provision for credit losses                              177,000      874,000
  Deferred income taxes                                     22,000         --
  Changes in assets and liabilities:
     Prepaid expenses and other current assets               --         (62,000)
     Due from affiliate                                    703,000         --
     Inventory                                             401,000      379,000
     Accrued expenses and other current liabilities        (84,000)    (500,000)
     Income taxes payable                                    --          66,000
                                                        ----------    ----------
Net cash provided by operating activities                1,289,000      883,000
                                                        ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment contracts and other contract receivables
    collected, net of recoveries                         3,027,000    3,426,000
Increase in short-term investments                      (4,106,000)        --
Increase in note receivable from affiliate              (4,113,000)        --
Capital expenditures                                       (11,000)      (7,000)
                                                       -----------    ----------
 Net cash used in investing activities                  (1,090,000)    (694,000)
                                                       -----------    ----------
NET INCREASE IN CASH                                       199,000      189,000
CASH, BEGINNING OF PERIOD                                1,987,000       77,000
                                                       -----------    ----------
CASH, END OF PERIOD                                    $ 2,186,000      266,000
                                                       ===========    ==========
CASH PAID DURING THE YEAR FOR:
  INTEREST                                             $     --       $   --
  INCOME TAXES                                               --           --



  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   (Unaudited)



1.   Basis of Presentation and Nature of Operations

     Basis of Presentation - The condensed consolidated financial statements of Banner Central Finance Company ("Banner Central Finance" or the "Company") are unaudited, other than the consolidated balance sheet at December 31, 2001. In the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, and the notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     Banner Central Finance was formed in September 2000. On September 6, 2000, the Board of Directors of Central Financial Acceptance Corporation ("Central Financial") approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan") under which Central Financial's subsidiaries were reorganized into two public companies, Banner Central Finance and Hispanic Express, Inc. ("Hispanic Express"). On September 29, 2000, the majority of the stockholders of Central Financial voted to approve the Plan. On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Banner Central Finance and Hispanic Express. Pursuant to the Plan, Central Financial contributed to Banner Central Finance its investment in subsidiaries, which are engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business and contributed to Hispanic Express its investment subsidiaries that are engaged in the small loan, travel finance, check cashing and travel services businesses.

     In addition, pursuant to the Plan, Banner Central Finance and Hispanic Express entered into certain agreements for the purpose of defining their ongoing relationship (See Note 5), including provisions for the allocation of certain costs and expenses. Management of Banner Central Finance believes that such agreements provide for reasonable allocation of costs and expenses between the parties.

     The formation of Banner Central Finance has been accounted for at historical cost, in a manner similar to a pooling of interests. The accompanying condensed consolidated financial statements reflect the combined operations of Banner Central Finance and its subsidiaries, as if they had been consolidated at the beginning of the periods presented.

     On February 28, 2001, Central Financial contributed 80% of the outstanding common stock of BCE Properties II, Inc. to the Company. For financial reporting purposes the contribution was recorded on a historical cost basis and resulted in an increase in stockholders' equity of approximately $1,967,000. On February 28, 2001, the Company purchased certain assets and assumed certain obligations of a retail store previously owned and operated by Banner Central Electric, Inc. ("Central"), an affiliated company, for approximately $392,000.

     Nature of Operations - The Company (i) provides consumer financing related to the sale of high quality brand name consumer products, appliances and furniture sold by our retail store and historically by retail stores owned by Central; (ii) provides automobile insurance products; and (iii) originates first and second trust mortgages. The Company generally experienses the highest demand for its financial products and services between October and December.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Accounting Change

     In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. This methodology differs from the Company's previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge, net of tax of approximately $381,000 to reduce the carrying value of its goodwill. The charge is comprised of goodwill associated with our automobile insurance operations. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statements of income. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated using a market valuation model. In assessing the impairment of goodwill, management considered the current operating results and future expectations of the auto insurance business.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:


Balance, January 1, 2002                                             $  635,000
Cumulative effect of accounting change                                 (635,000)
Balance, March 31, 2002                                              -----------
                                                                     $    --
                                                                     ===========

     The following table reconciles reported net income in 2001 to adjusted net income which excludes the effect of amortization expense, net of tax:



Net income for the three months ended March 31, 2001, as reported   $   105,000
Adjustment for goodwill amortization, net of tax                          4,000
                                                                    ------------
Net income for the three months ended March 31, 2001, as adjusted   $   109,000
                                                                    ============

Basic and diluted net income per common share for the
three months ended March 31, 2001, as reported                      $      0.01
Adjustment for goodwill amortization, net of tax                          --
                                                                    ------------
Basic and diluted net income per common share for the
three months ended March 31, 2001, as adjusted                      $      0.01
                                                                    ============


3.  Earnings Per Share

     Basic net income (loss) per common share is computed by dividing net income
(loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted net income (loss) per share by application of the treasury stock method. Options to purchase 454,600 shares of common stock that were outstanding at March 31, 2002, were not included in the computation of diluted net income (loss) per share for the three months ended March 31, 2002 because the effect would be antidilutive. At March 31, 2001, the exercise price of options to purchase shares of common stock was greater than the average market price of the Company's common stock during this period and, therefore, the effect would be antidilutive. Basic and diluted net income per share for the three months ended March 31, 2001 is based on the number of shares of common stock issued by the Company pursuant to the Plan and are assumed to be outstanding as of January 1, 2001.

                BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




4.  Certain Consolidated Financial Statement Details

 Finance Receivables

                                                    March 31,       December 31,
                                                      2002              2001
                                                   -----------      ------------
Gross finance receivables:
Consumer product portfolio                         $ 6,709,000       $ 8,938,000
Mortgage portfolio                                   2,425,000         3,028,000
Other portfolios                                       173,000           180,000
                                                   -----------       -----------
                                                     9,307,000        12,146,000
                                                   -----------       -----------
Less:
Deferred interest and insurance                         10,000            12,000
Deferred loan origination fees                         196,000           246,000
Allowance for credit losses                          1,258,000           841,000
                                                   -----------       -----------
                                                     1,464,000         1,099,000
                                                   -----------       -----------
Finance receivables, net                           $ 7,843,000       $11,047,000
                                                   ===========       ===========


     Customers are required to make monthly payments on the Company's receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:


                                                    March 31,       December 31,
                                                      2002              2001
                                                   ----------       ------------

Consumer Product Portfolio:
    Past due 31 days plus                           $142,000           $140,000
                                                    ========           ========

Mortgage Portfolio:
    Past due 31 days plus                           $239,000           $281,000
                                                    ========           ========

Other Portfolios:
    Past due 31 days plus                           $   --             $  --
                                                    ========           ========


                  The allowance for credit losses includes the following:


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                    ------------    ------------

Allowance for credit losses, beginning
    of the year                                       $  841,000     $  683,000
Provision for credit losses                              177,000        874,000
Recoveries (charge-offs, net of recoveries)              240,000       (784,000)
                                                      ----------     -----------
Allowance for credit losses, end of period            $1,258,000     $  773,000
                                                      ==========     ===========

                BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
                                                      March 31,     December 31,
                                                        2002            2001
                                                     ----------     ------------
Land                                                 $1,203,000       $1,203,000
Buildings and improvements                            3,202,000        3,188,000
Furniture, equipment and software                       179,000          179,000
                                                     ----------       ----------
                                                      4,584,000        4,570,000
Less: Accumulated depreciation                          859,000          828,000
                                                     ----------       ----------
                                                     $3,725,000       $3,742,000
                                                     ==========       ==========

 Goodwill
                                                     March 31,      December 31,
                                                       2002             2001
                                                     ---------      ------------
Goodwill                                             $    --          $ 780,000
Less: Accumulated amortization                            --           (145,000)
                                                     ----------       ----------
                                                     $    --          $ 635,000
                                                     ==========       ==========

Other Income
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2002               2001
                                                    --------            --------
Late and extension charges                          $ 92,000            $223,000
Mortgage loan origination fees                       409,000             155,000
Insurance products and other                         241,000             280,000
                                                    --------            --------
                                                    $742,000            $658,000
                                                    ========            ========

5.  Related Party Transactions

     In connection with its formation, the Company, Central Financial, Hispanic Express and Central entered into certain agreements; including, the Financing Agreement, Operating Agreement and the Tax Sharing Agreement, for defining their ongoing relationships.

     The Financing Agreement grants the Company the exclusive right to provide financing to Central customers for a term of ten years from the date of the Plan and provides that any contracts purchased pursuant to this agreement will be at face value. As part of the Financing Agreement, the Company has agreed to provide Central with up to $6.0 million of inventory or inventory financing as long as the Financing Agreement remains in effect and Central has agreed to provide the Company, at no charge, an amount of floor space at Central's stores as the Company from time to time requests. In connection with the Financing Agreement, Central purchased $1.9 million of inventory from the Company during the three months ended March 31, 2001. On December 31, 2001, the Financing Agreement was terminated by mutual consent of the parties.

     The Operating Agreement provides, among other things, that Hispanic Express or its affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including receivables servicing, collections, payments, applications, accounting, management information systems and employee benefits. The Operating Agreement also provides that Hispanic
Express will guarantee up to $4,000,000 of bank or similar financing of the Company, pursuant to certain conditions. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to the Company, or to the extent that other costs are incurred by Hispanic Express or its affiliates that directly relate to the Company, the Company is obligated to pay Hispanic Express or its affiliates the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Hispanic Express upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Allocated expenses totaled $434,000 and $525,000 for the three months ended March 31, 2002 and 2001, respectively.

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




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

     In connection with the Company's purchase of certain assets and assumption of certain obligations of a retail store previously owned and operated by Central, an affiliated company, Central and the Company have agreed to use allocation methods agreeable to both parties for the allocation of certain corporate expenses of Central in 2001. Central closed its remaining two stores in the fourth quarter of 2001 and ceased operations. In connection with the acquisition of the retail store, the Company agreed to assume the obligation of Central to sell certain inventory at cost to Credit Starters LLC, an affiliated Company, controlled by Gary Cypres, Chairman of the Board in return for a percentage of the pre-tax profit of this business.

     At March 31, 2002 and December 31, 2001 the Company had amounts receivable from Hispanic Express in the amount of $294,000 and $997,000, respectively. At March 31, 2001, the Company had a note receivable from Hispanic Express in the amount of $5,325,000 which bears interest per annum at the prime rate calculated at the beginning of each month (8.0% at March 31, 2001) and was paid on September 30, 2001. Interest income earned on notes receivable from Hispanic Express was $23,000 in the three months ended March 31, 2001.


  6.  Segment Information


     The Company's reportable segments are (i) consumer receivables, (ii) mortgage loans, (iii) other and (iv) corporate. Other includes the operations of the retail store and automobile insurance operations.

     The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies in the Company's 2001 Form 10-KSB. The Company evaluates the performance of its operating segments based on revenues and operating income. Operating income for each segment includes revenue and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the reportable segment. Costs excluded from segment operating income include various corporate expenses and income taxes. Corporate expenses include separately managed general and administrative expenses. Summary information by segment follows:


Revenues
                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                      2002               2001
                                                   ---------          ----------
Consumer Receivables                              $  586,000          $1,410,000
Mortgage Loans                                       554,000             419,000
Other                                              1,699,000           1,136,000
Corporate                                               --                  --
                                                  ----------          ----------
Total revenues                                    $2,839,000          $2,965,000
                                                  ==========          ==========

                 BANNER CENTRAL FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Income From Operations
                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                      2002               2001
                                                   ---------          ----------
Consumer Receivables                               $ 107,000          $ 199,000
Mortgage Loans                                       248,000            123,000
Other                                               (118,000)             6,000
Corporate                                           (173,000)          (157,000)
                                                   ---------          ----------
Income from operations                             $  64,000          $ 171,000
                                                   =========          ==========



Total Assets
                                                   March 31,        December 31,
                                                     2002               2001
                                                 -----------        ------------
Consumer Receivables                             $ 6,259,000         $ 8,714,000
Mortgage Loans                                     2,105,000           2,921,000
Other                                              4,324,000           5,738,000
Corporate                                         20,090,000          15,838,000
                                                 -----------         -----------
Total assets                                     $32,778,000         $33,211,000
                                                 ===========         ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain matters discussed in this Quarterly Report on Form 10-QSB may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Banner Central Finance Company and its subsidiaries (the "Company" which may be referred to as "we" or "us," when referring only to the parent company) operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Description of Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as amended.

Financial Trends

Portfolios

     Our aggregate portfolio of gross receivables from which we derived the majority of our revenues declined to $9.3 million compared to $12.1 million at December 31, 2001 and $20.8 million at March 31, 2001, primarily reflecting continued decline in our Consumer Products Portfolio. Prior to 2001, Central made a strategic decision to de-emphasize this business and, since then, its retail sales have declined significantly with a corresponding decrease in the level of consumer receivables that we purchased from them. On February 28, 2001, the Company purchased certain assets and assumed certain obligations of the largest of Central's retail stores for which it paid $392,000 and assumed a related lease from Hispanic Express. In December 2001, Central ceased operations at two of its remaining retail stores. Our gross receivables of the Consumer Products Portfolio declined to $6.7 million at March 31, 2002 compared to $8.9 million at December 31, 2001 and $15.5 million at March 31, 2001.

     Our Mortgage Portfolio decreased to $2.4 million at March 31, 2002 compared to $3.0 million at December 31, 2001 and $4.9 million and at March 31, 2001. In August 2000, we made a decision to suspend making any new mortgage loans. In September 2000, we began to originate first and second mortgage loans for other financial institutions for which we earn an origination fee. For the foreseeable future we will only originate mortgage loans for other financial institutions.

     The following sets forth certain information relating to our portfolios for the periods indicated:

                                                     Consumer Product Portfolio
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------     ------------

Gross receivable (at end of period)                  $ 6,709,000     $15,467,000
Deferred insurance (at end of period)                      9,000          31,000
                                                     -----------     -----------
Net carrying value (at end of period)                $ 6,700,000     $15,436,000
                                                     ===========     ===========
Average net receivable (1)                           $ 7,781,000     $17,574,000
Number of contracts (at end of period)                    17,000          41,900
Average net contract balance (at end of period)      $       394     $       369

Total interest income                                $   483,000     $ 1,140,000
Late charge and extension fee income                      91,000         220,000

Provision for credit losses                          $   147,000     $   797,000
Provision for credit loss as a percentage of
    average net receivable (2)                               7.6%          18.1%
Net write-offs (net recoveries)                      $  (240,000)    $   685,000
Net write-offs (net recoveries) as a percentage of
average net receivable (2)                                 (12.3%)         15.6%

Average interest rate on average net
    receivable (2)                                          24.8%          25.9%



(1) Average net receivable is defined as the average gross receivables, less the average deferred insurance.

(2) Percentages for the three months ended March 31, 2002 and 2001 are annualized.

Mortgage Portfolio

     At March 31, 2002 and 2001, the gross receivables of the mortgage portfolio were $2.4 million, and $4.9 million, respectively. The number of mortgage loans outstanding at March 31, 2002 and 2001 were 402 and 629, respectively. The average interest rate on the portfolio for the three months ended March 31, 2002 and 2001 was 17.6%, and 17.9%, respectively.

     At March 31, 2002 and 2001, there were $0.2 million of receivables in each of the periods with balances over 31 days past due.

Delinquency Experience and Allowance for Credit Losses


     Borrowers under our contracts are required to make monthly payments. The following table sets forth our delinquency experience for accounts with payments 31 days or more past due and allowance for credit losses for our finance receivables.


                                                       Finance Receivables (1)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                    ------------  --------------

Past due accounts 31 days or more                   $    142,000  $     214,000
    (gross receivable)

Accounts with payments 31 days or
    more past due as a percentage of end
    of period gross receivables                              2.1%           1.4%

Allowance for credit losses                     $      1,002,000  $     612,000

Allowance for credit losses as a percentage
    of net receivables                                      14.6%           3.9%



(1) Includes receivables in our consumer products, independent retailer and premium finance portfolios.

     Our finance receivables accounts which were 31 days or more past due decreased to $0.1 million at March 31, 2002 compared to $0.2 million at March 31, 2001. These declines primarily reflect the decline in the aggregate level of our finance receivables portfolios and accelerated write-offs in the first quarter of 2002 and 2001. As a percentage of the end of period gross finance receivables, accounts with 31 days or more past due increased to 2.1% at March 31, 2002 from 1.4% at March 31, 2001. We believe the increase in delinquencies were a result of excessive credit burdens for some customers, due to an aggregate over extension of credit in the marketplace and a deteriorating economic climate in the market we serve. The allowance for credit losses at March 31, 2002 increased to $1.0 million from $0.6 million at March 31, 2001. As a percentage of net receivables the allowance for credit losses increased to 14.6% at March 31, 2002 compared to 3.9% at March 31, 2001.

     The following tables summarize the results of operations of the Company for the three months ended March 31, 2002 and 2001:


                                                          Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                         2002            2001
                                                     -----------    ------------

Revenues
Interest income                                      $   593,000     $ 1,361,000
Retail sales                                           1,504,000         946,000
Other income                                             742,000         658,000
                                                     -----------     -----------
Total revenues                                         2,839,000       2,965,000
                                                     -----------     -----------

Costs and Expenses
Operating expenses                                     1,584,000       1,320,000
Provision for credit losses                              177,000         874,000
Cost of sales                                            983,000         579,000
Depreciation and amortization                             31,000          21,000
                                                     -----------     -----------
Total costs and expenses                               2,775,000       2,794,000
                                                     -----------     -----------
Income before provision for income taxes
   and cumulative effect of accounting change             64,000         171,000
Provision for income taxes                                25,000          66,000
                                                      ----------     -----------
Income before cumulative effect of
    Accounting change                                     39,000         105,000
Cumulative effect of accounting change                  (381,000)           --
                                                     -----------     -----------
Net income (loss)                                    $  (342,000)    $   105,000
                                                     ===========     ===========


Three Months Ended March 31, 2002 Compared With The Results of Operations For The Three Months Ended March 31, 2001

     Total revenue in the three months ended March 31, 2002 decreased to $2.8 million from $3.0 million in the three months ended March 31, 2001, a decrease of $0.2 million or 4.2%.

     Interest income for the three months ended March 31, 2002 decreased to $0.6 million from $1.4 million in the three months ended March 31, 2001, a decrease of $0.8 million or 56.4%. This decrease was primarily due to a decrease in our Consumer Products Portfolio as a result of a decreased level of receivables purchased from Central, reflecting Central's decision to close its remaining two retail stores in December 2001. For the three months ended March 31, 2002, our net consumer products portfolio averaged $7.8 million compared to $17.6 million in the three months ended March 31, 2001.

     Retail sales for the three months ended March 31, 2002 increased to $1.5 million from $0.9 million in the three months ended March 31, 2001. Retail sales in 2001 include sales from the retail store from the date the Company purchased the operations on February 28, 2001. Prior to purchase, the retail store was owned and operated by Central.

     Other income for each of the three months ended March 31, 2002 and 2001 was $0.7 million. Other income primarily includes late charges and other fees charged on the receivables portfolio, fees earned from originating first and second trust mortgages for other financial institutions, and commissions and fees earned from the sale of automobile insurance.

     Operating expenses for the three months ended March 31, 2002 increased to $1.6 million from $1.3 million in the three months ended March 31, 2001, an increase of $0.3 million or 20.0%. The increase in operating expenses was primarily due to an increase of $0.3 million in operating expenses of the retail store in 2002.

     The provision for credit losses for the three months ended March 31, 2002 decreased to $0.2 million from $0.9 million in the three months ended March 31, 2001, a decrease of $0.7 million or 79.7%. This decrease was primarily attributable to a decrease in the net Consumer Products Portfolio, which averaged $7.8 million in the three months ended March 31, 2002 compared to $17.6 million in the three months ended March 31, 2001.


     Cost of sales include the cost of retail sales from the retail store from the date Central Financial contributed the operations to the Company on February 28, 2001. Cost of sales as a percentage of net retail sales in 2002 and 2001 were 65.4% and 61.2%, respectively. Gross margins declined by 4.2 percentage points in 2002 as a result of an increase in the mix of sales of lower margin products.

     Net loss was $0.3 million in the three months ended March 31, 2002 compared to net income of $0.1 million in the three months ended March 31, 2001. In 2002, the Company recorded a one-time, non-cash charge upon the adoption of SFAS 142 in the amount of $0.4 million to reduce the carrying value of its goodwill. The charge is comprised of $0.6 million related to goodwill associated with our automobile insurance operations net of tax benefits of $0.2 million.

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash flow generated from operations and borrowings under our notes payable. As a result of the deteriorating economic climate the Company continued to tighten its credit guidelines, coupled with a reduction in receivables purchased from Central due to Central's decision to cease operations of its two remaining retail stores in December 2001 and a decision in 2001 to curtail originating mortgages has resulted in a continued contraction in our receivable portfolios. The Company had cash and short-term investments of $19.0 million at March 31, 2002. These cash balances and cash flows generated from operations and contraction of our receivable portfolios will be used to finance our operations and to fund future investments which the Company may make.

     Net cash flow provided by operating activities totaled $1.3 million and $0.9 million in the three months ended March 31, 2002 and 2001, respectively. The source of cash primarily consisted of net operating income after non-cash items. Non-cash items included cumulative effect of account change, depreciation and amortization, provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities included cash flows from increases (decreases) prepaid expenses and other current assets, due from affiliate, inventory, accrued expenses and other current liabilities, and income tax payable. . Net cash used in investing activities totaled $1.0 million and $0.7 million in the three months ended March 31, 2002 and 2001, respectively. Net cash provided by investing activities consisted of installment contracts and other contract receivables collected in the amount of $3.0 million and $3.4 million in the three months ended March 31, 2002 and 2001, respectively, offset by an increase in short-term investments of $4.1 million in 2002 and an increase in notes receivable from affiliate of $4.1 million in 2001.

     There were no cash flows from financing activities for the three months ended March 31, 2002 and 2001.

     We presently do not have a bank line of credit. Pursuant to the Operating Agreement with Hispanic Express, Hispanic Express has agreed to guarantee up to $4.0 million of bank borrowings. Should we decide to expand our mortgage business and portfolio second trust mortgages we may need to obtain a bank line of credit.

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

               None

         (b)  Reports on Form 8-K

               None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BANNER CENTRAL FINANCE COMPANY



May 14, 2002                                /s/ Gary M Cypres
                                            ---------------------------
                                            Gary M. Cypres
                                            Chairman of the Board, Chief
                                            Executive Officer and Chief
                                            Financial Officer